Form 10-Q
period 1995-08-31
GENERAL KINETICS INC
filed 1995-10-16
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934


For the quarterly period ended August 31, 1995
                           GENERAL KINETICS INCORPORATED
                                                  Commission File Number 0-1738

             (Exact Name of Registrant as Specified in its Charter)


              Virginia                                 54-0594435


(State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


14130-C Sullyfield Circle, Chantilly, VA        22021


(Address of Principal Executive Offices)        (Zip Code)


Registrant's Telephone Number, including Area Code     703-802-9300



13505 Dulles Technology Drive, Herndon, VA             22071-3415


(Former Name, Former Address and Former Fiscal Year, If Changed Since
 Last Report)

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                          Yes X *No

(* Further amendment required to Form 8-K to add audit report regarding acquisition financial statements previously filed)

The number of shares outstanding of Registrant's Common Stock, .25 par value,
as of September 30, 1995                             6,508,925 Shares

                                INDEX

                                                                         Page No.
Part I - Financial Information

     Item I - Consolidated Financial Statements

          Condensed Consolidated Balance Sheets -
               August 31, 1995, and May 31, 1995                            4

          Condensed Consolidated Statements of Operations -
               Three Months Ended August 31, 1995, and August 31, 1994,
               respectively                                                 5

          Condensed Consolidated Statements of Cash Flows -
               Three Months Ended August 31, 1995, and
               August 31, 1994                                              6

          Notes to Condensed Consolidated Financial Statements              7

     Item 2 -  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        10


Part 2 - Other Information

     Item 6 - Exhibits and Reports on Form 8-K                             13

                        PART I    FINANCIAL INFORMATION

     Item 1 - Condensed Consolidated Financial Statements

     The unaudited condensed consolidated financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange
Commission.   Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules
and regulations.   The Company believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of
results for the periods presented.   It is suggested that these condensed
consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1995 and 1994 set forth in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1995.

                 General Kinetics Incorporated & Subsidiaries
                        Consolidated Balance Sheets

                                                             August 31, 1995     May 31, 1995
                                                                (Unaudited)       (Audited)
Assets

Current Assets:

Cash and cash equivalents                                          $328,400       $212,200

Accounts receivable, net of allowance, $181,400 and $181,400      2,569,800      3,045,000

Inventories                                                       3,180,200      3,201,000

Prepaid expenses and other                                           38,700         69,300

Total Current Assets                                              6,117,100      6,527,500

Property, Plant and Equipment                                     6,719,600      6,697,700

Less: Accumulated Depreciation                                   (5,057,100)    (4,950,300)

                                                                  1,662,500      1,747,400

Other Assets, in 1995, principally capitalized software of
  $353,800 and $300,600                                             467,100        419,400

Total Assets                                                     $8,246,700     $8,694,300

Liablilities and Stockholders' Deficit

Current Liabilities:

Advances from factor                                                $2,700        $407,000

Current maturities of long-term debt                               338,400         364,500

Accounts payable, trade                                          1,934,000       2,189,100

Accrued expenses and other payables                              1,264,300       1,162,300

Total Current Liabilities                                        3,539,400       4,122,900

Long-Term debt - less current maturities (including
 $8,918,300 and $8,885,900 due to controlling shareholder)       9,759,800       9,765,700

Other long-term liabilities                                        287,800         297,400

Total Long-Term Liabilities                                     10,047,600      10,063,100

Total Liabilities                                               13,587,000      14,186,000

Stockholders' Deficit:

Common Stock, $0.25 par value, 50,000,000 and 10,000,000
shares authorized, 7,035,557 shares issued, 6,508,925
shares outstanding                                              1,759,000       1,759,000

Additional Contributed Capital                                  7,394,700       7,466,400

Accumulated Deficit                                           (13,818,800)    (13,966,900)

                                                               (4,665,100)    (4,741,500)

Less:  Unearned ESOP shares                                      (225,000)      (300,000)

       Treasury Stock, at cost (526,632 shares)                  (450,200)      (450,200)

Total Stockholders' Deficit                                    (5,340,300)    (5,491,700)

Total Liabilities and Stockholders' Deficit                    $8,246,700     $8,694,300

The accompanying notes are an integral part of the above statements.

              General Kinetics Incorporated & Subsidiaries
                 Consolidated Statements of Operations
                           (unaudited)

                                                     Three Months Ended
                                                   August 31,     August 31,
                                                     1995            1994
Net Sales                                          $4,900,800     $2,275,300

Cost of Sales                                       3,576,100      1,866,400

Gross Profit                                        1,324,700        408,900

Selling, General & Administrative                     807,500        651,100

Product Research, Development & Improvement           257,400        271,900

Total Operating Expenses                            1,064,900        923,000

Operating Income/(Loss)                               259,800       (514,100)

Interest Expense                                      111,700        133,500

Net Income/(Loss)                                    $148,100      $(647,600)

Net Earnings/(Loss) per Common and
  Common Equivalent Share                               $0.01         $(0.10)

Weighted Average Number of Common
  and Common Equivalent Shares Outstanding         25,508,925      6,508,925

The accompanying notes are an integral part of the above statements.

                  General Kinetics Incorporated & Subsidiaries
                     Consolidated Statements of Cash Flows
                               (unaudited)

                                                                          Three Months Ended
                                                                       August 31,     August 31,
                                                                         1995           1994
Cash Flows From Operating Activities:

Net Income/(Loss)                                                       $148,100      $(647,600)

Adjustments to reconcile net loss
  to net cash used in operating activities:

   Depreciation and amortization                                         118,600        132,600

   Gain on disposal of equipment                                            (100)        (2,600)

   ESOP compensation                                                       3,300          7,600

   Amortization of bond discount                                          16,200         45,900

  (Increase) Decrease in Assets:

   Accounts Receivable                                                   475,200        365,100

   Inventories                                                            20,800         11,300

   Prepaid Expenses                                                       30,600         (4,400)

   Other assets - Software Development Costs                             (53,700)

   Other assets                                                            4,700         (9,400)

  Increase (Decrease) in Liabilities:

   Accounts Payable - Trade                                             (255,100)      (218,700)

   Accrued Expenses                                                      102,000         26,300

   Other Long Term Liabilities                                            (9,600)          (600)

        Net cash provided by/(used) in Operating Activities              601,000       (294,500)

Cash Flows from Investing Activities:

  Acquisition of property, plant and equipment                           (33,300)       (38,600)

  Net proceeds from sale of property, plant and equipment                  1,000              -

  Acquisitions of Verdix Secure Products Division                              -          2,600

        Net cash used in Investing Activities                            (32,300)       (36,000)

Cash Flows from Financing Activities:

  Advances from Factor/Borrowings on Demand Notes Payable                632,700              -

  Repayments of Advances from Factor/Demand Notes Payable             (1,037,000)             -

  Borrowings on Long Term Debt                                                 -         30,000

  Repayments on Long Term Debt                                           (48,200)       (70,100)

        Net cash used in Financing Activities                           (452,500)       (40,100)

Net (decrease) increase in cash and cash equivalents                     116,200       (370,600)

Cash and Cash Equivalents:  Beginning of Period                          212,200        765,200

Cash and Cash Equivalents:  End of Period                               $328,400       $394,600

Supplemental Disclosures of Cash Flow Information:

  Cash paid during the year for:

    Interest                                                             $98,100        $86,700

    Income Taxes                                                               -         27,929

Supplemental Disclosures of Non Cash Investing and Financing Activities:

    Reduction in paid in capital based on fair market
         value of ESOP shares                                            $71,650        $67,400

The accompanying notes are an integral part of the above statements.

                GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                (Unaudited)

Note 1 - Basis of Presentation

     The condensed consolidated financial statements at August 31, 1995 and May 31, 1995, and for the three months ended August 31, 1995, and August 31, 1994, include the accounts of General Kinetics Incorporated and its wholly-owned subsidiaries, Food Technology Corporation and GKI Tempest Services, Inc. All material intercompany accounts and transactions have been eliminated.

     The financial information included herein is unaudited.   In addition,
the financial information does not include all disclosures required under generally accepted accounting principles in that certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

     The results of operations for the three month period ended August 31, 1995, are not necessarily indicative of the results to be expected for the full year.


Note 2 - Inventory

     All inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis.


     Consolidated inventories are as follows:

                                              August 31, 1995    May 31, 1995
      Raw Material                              $2,072,300        $1,353,000
      Work in Process                            1,107,900         1,848,000

           Totals                               $3,180,200        $3,201,000


Note 3 - Commitments and Contingencies

An environmental study undertaken by consultants in connection with refinancing the Orlando mortgage has identified certain areas of concern which are being further analyzed and investigated by the Company and its consultants. These concerns, which were first identified in July, 1995, relate to the preliminary indication that the Orlando property may contain levels of certain contaminants approaching or exceeding regulatory standards. The Company expects its consultants to assist in determining, among other things, the nature, extent, and original source of these substances as well as the degree of involvement required from the Company to satisfactorily resolve these concerns. At the present time it is too early to determine whether any monitoring, remediation, or other action may be necessary, or to determine the cost, if any, that might be associated with such activities if required. Accordingly, the Company has not recorded any provision for loss with respect to this matter.

Note 4 - Net Income/(Loss) Per Share

Primary and fully diluted net earnings/(loss) per share have been computed using the weighted average number of common shares and common equivalent shares outstanding, to the extent dilutive. Common equivalent shares consist of 19 million shares issuable upon conversion of Convertible Subordinated Debentures issued to the Company's majority stockholder, Gutzwiller & Partner, AG ("Gutzwiller"). Outstanding stock options were not determined to be dilutive, and therefore no effect was given to them for the current period. Net income for the current period was adjusted for the elimination of interest expense for the convertible debt, net of applicable income taxes, while the average number of shares of common stock and common stock equivalents outstanding were increased. For the three months ended August 31, 1995, both primary and fully diluted earnings per share amounted to $0.01.

Due to the losses for the three months ended August 31, 1994, the outstanding stock options and Convertible Subordinated Debentures issued to Gutzwiller were not considered dilutive and therefore no effect is given to any stock equivalents for that period.


Note 5 - Notes Payable

At May 31 and August 31, 1995, convertible debentures issued to Gutzwiller have an aggregate principal amount of $9.5 million, mature in 10 years, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually beginning August 1995. The convertible debentures shall be subject to the terms of a Pledge and Security Agreement providing for a security interest in substantially all the assets of the Company, with certain exceptions (including without limitation exceptions of accounts receivable and other financing), to secure the obligations in respect of the debentures. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Other Real Estate Mortgage Loans

The Company was in violation of certain financial covenants of the real estate mortgage agreement on the Company's Johnstown facility as of August 31, 1995, however, the lender has agreed to waive the violations through May 31, 1996. The debt has been classified as a current liability at August 31, 1995 in the accompanying financial statements.

The holder of the real estate mortgage on the Company's Orlando facility, under which $243,900 was outstanding on August 31, 1995, has notified the Company that bonds originally issued to finance that facility, pursuant to terms which permit them to be called prior to stated maturity on certain dates, have been called for redemption on August 22, 1995. Such a redemption would create an obligation to prepay amounts outstanding under the mortgage. As a result of the mortgage holder's communication, the debt has been classified as a current liability at May 31, 1995 and August 31, 1995 in the accompanying financial statements.

Note 6 - Other Assets

Costs incurred to establish the technological feasibility of a computer software product are considered research and developed costs and are expensed as incurred. When the technological feasibility of a software product has been established, development costs subsequent to that date are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. During the fiscal quarter ended August 31, 1995, the Company capitalized $53,700 in internally developed software costs relating to the secure local area network product new release (VSLAN 5.0) and certain software being developed for the TS-21 ruggedized facsimile machine. Amortization of capitalized software development costs is computed on a product-by-product basis over the estimated economic lives of the products. The product that is currently being amortized has an estimated life of three years. Amortization of capitalized costs was $1,300 in the first quarter of fiscal 1996.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended August 31, 1995, Compared to Three Months Ended August 31,
1994

Net sales for the three months ended August 31, 1995 were $4.9 million as compared to net sales of $2.3 million for the three months ended August 31, 1994. In the Secure Communications Division ("SCD"), net sales increased by approximately $1.3 million, from $1.0 million for the first quarter of fiscal 1995 to $2.3 million in the first quarter of fiscal 1996. The increase in SCD sales was primarily attributable to deliveries totaling $1.5 million on a contract to ANT, a supplier of fax machines to the German Government. Approximately $1.5 million of the contract remained in backlog at August 31, 1995, and shipments are expected to be substantially completed by calendar year end.

The Electronic Enclosure Division's ("EED") net sales increased from $1.1 million for the quarter ended August 31, 1994, to $2.4 million for the quarter ended August 31, 1995. This increase was due to an increase in customer demand for the first quarter of fiscal 1995 as compared to the corresponding quarter of the prior fiscal year.

Sales, General & Administrative costs increased from approximately $651,100 the first quarter of fiscal 1995 to approximately $807,500 in the first quarter of the current fiscal year. The increase was primarily due to an increased sales and marketing effort in the Secure Communications Division.

For the three months ended August 31, 1995, the Company showed an operating profit of $148,100 compared to a $514,100 operating loss for the comparable quarter of the prior year. The improvement in operations was primarily due to increase in sales discussed above as well as a significant increase in the gross margin in the Electronic Enclosure Division. Productivity improvements which started in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in the significant improvement in EED gross profits for the first quarter of fiscal 1996 as compared to the corresponding period of the prior fiscal year.

Interest expense for the three months ended August 31, 1995 was $111,700 compared to an interest expense of $133,500 for the three months ended August 31, 1994.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating loss for fiscal 1995 showed significant improvement over the prior three fiscal years, and the Company had unaudited net income of approximately $134,000 in the fourth quarter of fiscal 1995. In addition, the unaudited net income of approximately $148,100 in the first quarter of fiscal 1996 showed significant improvement over the loss for the same period in the prior fiscal year. To achieve overall profitability for fiscal 1996, the Company must continue to increase revenues and gross profit margins. In the Secure Communications Division, successful operations will depend, to a large extent, on the division's ability to market the secured communications products overseas and to domestic markets. The division is currently developing new products, including a secure tactical facsimile machine which is expected to complete final development in fiscal 1996, to increase net sales. The Division must be able to update its secure product line in order to meet current market demands and develop an adequate sales level for profitable operations. In the enclosure division, productivity improvements which started in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in a significant improvement in gross profits for the 1995 fiscal year and the first quarter of fiscal 1996 as compared to the prior two fiscal years. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts with favorable profit margins which can be produced within budget to achieve sustained profitability in fiscal 1996. Management believes that it has taken appropriate steps to return the Company to profitability, however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve overall profitability in fiscal 1996.

As of September 27, 1995, the Memorandum of Agreement between the Company and the National Security Agency ("NSA") expired in accordance with its terms.
NSA has indicated that extension or replacement of that Memorandum is dependent on, in particular, the Defense Investigative Service ("DIS") issuing a favorable report with respect to foreign ownership issues affecting the Company. As previously disclosed, the Company has been in discussions with the DIS for that purpose and has submitted definitive proposals which it believes are consistent with the DIS's expectations and requirements in this regard. However, there can be no assurance that favorable DIS action will not be delayed, or will be forthcoming. Management believes that such a development should not, in any case, have any material adverse effect on the Company in the near term.

Management believes that cash on hand as of August 31, 1995 ($328,400), careful management of operating costs and cash disbursements, and accounts receivable financing to alleviate short term cash requirements should enable the Company to meet its cash requirements through May 31, 1996. Under notice from the holder of the real estate mortgage on the Company's Orlando facility, under which $243,900 was outstanding at August 31, 1995, amounts outstanding under that mortgage were stated to become prepayable on August 22, 1995. The Company is attempting to negotiate an extension of this due date to allow it to continue to investigate its options, which include pursuing potential refinancing; however, to date its present mortgage holder has not granted the extension of the due date. In the event that such mortgage cannot be refinanced or extended, the Company may have additional short term cash requirements. However, the Company believes that should the Orlando facility be foreclosed upon by the mortgage holder, the Orlando operations can be absorbed by the excess capacity in the Johnstown facility without material expense or disruption. The Orlando mortgage has been classified as a current liability in the Company's financial statements; otherwise, the financial statements do not include any further adjustments that might result from the outcome of this uncertainty.

                           PART II   OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K


 (b) Reports of Form 8-K

       1. None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GENERAL KINETICS INCORPORATED



Date: October 16, 1995                        /s/ Larry M. Heimendinger
                                              Larry M. Heimendinger
                                              Chairman of the Board
                                              (Principal Executive Officer)

Date: October 16, 1995
                                              /s/ Sandy B. Sewitch
                                              Sandy B. Sewitch
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Principal Financial Officer)