Form 10-Q
period 1995-11-30
GENERAL KINETICS INC
filed 1996-01-16
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934


For Quarter Ended November 30, 1995               Commission File Number 0-1738
                                                                          ------



                          GENERAL KINETICS INCORPORATED

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

                                             Yes X    * No__

        (* Further amendment may be required to Form 8-K to add audit report regarding acquisition financial statements previously filed)

        The number of shares of Registrant's Common Stock outstanding as of
        December 30, 1995                    6,508,925 Shares

                                      INDEX

                                                                                                               Page No.
Part I - Financial Information


         Item I - Consolidated Financial Statements

                          Condensed Consolidated Balance Sheets -
                          November 30, 1995, and May 31, 1995.................................................... 4

                         Condensed Consolidated Statements of Operations -
                         Six Months and Three Months Ended November 30, 1995, and November 30, 1994,
                         respectively............................................................................ 5

                         Condensed Consolidated Statements of Cash Flows -
                         Six Months and Three Months Ended November 30, 1995, and November 30, 1994,
                         respectively ........................................................................... 6

                         Notes to Condensed Consolidated Financial Statements.................................... 7

         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...........................................................10

         Item 4 -  Submission of Matters to a Vote of Security Holders...........................................13


Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K...............................................................14

                                       2

                        PART I    FINANCIAL INFORMATION


Item 1 - Consolidated Financial Statements

         The unaudited interim consolidated financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

         In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1995 and 1994 set forth in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1995.

                    General Kinetics Incorporated and Subsidiaries
                             Consolidated Balance Sheets

                                                November 30,      May 31,
                                                   1995            1995
                                                (Unaudited)      (Audited)

   Assets
Current Assets:
Cash and cash equivalents                       $  385,300      $  212,200
Accounts receivable, net of
 allowance, $181,400 and $181,400                2,619,700       3,045,000
Inventories                                      2,573,100       3,201,000
Prepaid expenses and other                          65,200          69,300
Total Current Assets                             5,643,300       6,527,500
Property, Plant and Equipment                    6,800,700       6,697,700
Less: Accumulated Depreciation                  (5,172,400)     (4,950,300)
                                                 1,628,300       1,747,400
Other Assets, principally capitalized
 software of $354,900 and $300,600                 423,900         419,400
Total Assets                                    $7,695,500      $8,694,300

   Liabilities and Stockholders' Deficit
Current Liabilities:
Advances from factor                            $  --             $407,000
Current maturities of long-term debt               275,900         364,500
Accounts payable, trade                          1,589,200       2,189,100
Accrued expenses and other payables              1,205,200       1,162,300
Total Current Liabilities                        3,070,300       4,122,900
Long-Term debt - less current maturities
 (including $8,934,400 and $8,885,900 due
 to controlling shareholder)                     9,867,500       9,765,700
Other long-term liabilities                        278,200         297,400
Total Long-Term Liabilities                     10,145,700      10,063,100
Total Liabilities                               13,216,000      14,186,000
Stockholders' Deficit:
Common Stock, $0.25 par value, 50,000,000
 and 10,000,000 shares authorized,
 7,035,557 shares issued, 6,508,925 shares
 outstanding                                     1,759,000       1,759,000
Additional Contributed Capital                   7,326,400       7,466,400
Accumulated Deficit                            (14,005,900)    (13,966,900)
                                                (4,920,500)     (4,741,500)
Less:
Unearned ESOP shares                              (150,000)       (300,000)
Treasury Stock, at cost (526,632 shares)          (450,000)       (450,200)
Total Stockholders' Deficit                     (5,520,500)     (5,491,700)
Total Liabilities and Stockholders'
 Deficit                                        $7,695,500      $8,694,300

                     General Kinetics Incorporated and Subsidiaries
                         Consolidated Statements of Operations
                                     (UNAUDITED)


                                         Six Months Ended             Three Months Ended
                                     November 30,  November 30,   November 30,    November 30,
                                         1995          1994           1995          1994
Net Sales                            $9,339,600    $4,797,400    $ 4,438,800     $ 2,522,100
Cost of Sales                         7,159,800     3,902,500      3,587,700       2,036,100
Gross Profit                          2,179,800       894,900        851,100         486,000
Selling, General & Administrative     1,581,700     1,426,200        770,200         775,100
Product Research, Development &
 Improvement                            450,400        511,800       193,000         239,900
Total Operating Expenses              2,032,100      1,938,000       963,200       1,015,000
Operating Income/(Loss)                 147,700     (1,043,100)     (112,100)       (529,000)
Interest Expense                        186,700        202,500        75,000          69,000
Net Loss                             $  (39,000)   $(1,245,600)  $ (187,100)     $  (598,000)
Net Loss per Common Share            $    (0.01)   $     (0.19)  $     (0.01)    $     (0.09)
Weighted Average Number of Common
 and Common Equivalent Shares
 Outstanding                          6,508,925      6,508,925    25,508,925       6,508,925

                                        5

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                   November 30,                 November 30,
                                                                     1995                          1994

Cash Flows From Operating Activities:

Net (Loss)                                                         $  (39,000)                    $ (1,245,600)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                     251,500                          269,200
    (Gain)/Loss on disposal of equipment                                1,100                           (3,400)
    ESOP compensation                                                  10,000                           14,200
    Amortization of bond discount                                      32,300                           62,100
  (Increase) Decrease in Assets:
    Accounts Receivable                                               425,400                           69,800
    Inventories                                                       627,900                         (500,900)
    Prepaid Expenses                                                    4,100                          (48,300)
    Other assets - Software Development Costs                         (73,100)                         (98,000)
    Other assets                                                       50,400                          (11,900)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                         (599,900)                         (80,900)
    Accrued Expenses                                                   42,900                          (90,800)
    Other Long Term Liabilities                                       (19,200)                         (19,200)
     Net cash provided by/(used) in Operating Activities              714,400                       (1,683,700)

  Cash Flows from Investing Activities                               (116,200)                        (121,600)
  Acquisition of property, plant and equipment                          1,000                            5,800
     Net cash used in Investing Activities                           (115,200)                        (115,800)

  Cash Flows from Financing Activities:
   Advances from Factor/Borrowings
    on Demand Notes Payable                                           820,500                             --
   Repayments of Advances from Factor/
    Demand Notes Payable                                           (1,227,500)                            --
   Borrowings on Long Term Debt                                        90,000                        9,552,600
   Repayments on Long Term Debt                                      (109,100)                      (7,845,000)
     Net cash provided by/(used) in Financing Activities             (426,100)                       1,707,600
Net (decrease) increase in cash and cash equivalents                  173,100                          (91,900)
Cash and Cash Equivalents: Beginning of Period                        212,200                          765,200
Cash and Cash Equivalents: End of Period                          $   385,300                       $  673,300

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
  Interest                                                        $   245,600                        $ 172,500
  Income Taxes                                                             --                           58,400
Supplemental Disclosures of Non Cash Investing
 and Financing Activities:

  Reduction in paid in capital based on fair market
     value of ESOP shares                                         $   140,000                          135,800

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1995, and for the three months and six months ended November 30, 1995, and November 30, 1995, include the accounts of General Kinetics Incorporated and its wholly-owned subsidiary, Food Technology Corporation. All material intercompany accounts and transactions have been eliminated.

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

         The results of operations for the three and six month period ended November 30, 1995, are not necessarily indicative of the results to be expected for the full year.


Note 2 - Inventory

         All inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis.


                    Consolidated inventories are as follows:

                      November 30, 1995              May 31, 1995
                      -----------------              ------------

 Raw Material                $1,676,100                $1,353,000
 Work in Process                897,000                 1,848,000
                                -------                 ---------

        Totals               $2,573,100                $3,201,000
                             ==========                ==========

Note 3 - Commitments and Contingencies

   The Company will continue to review, as appropriate, the environmental status of its Orlando property, noted in its prior Form 10-Q for the period ended August 31, 1995.

Note 4 - Loss Per Share

   Loss per share has been computed using the weighted average number of common shares and common equivalent shares, to the extent dilutive, outstanding during the periods. Common equivalent shares are calculated using the treasury stock method and consist of shares issuable upon exercise of stock options that have been granted. Due to the losses for the six months and three months ended November 30, 1995 and November 30, 1994, the outstanding stock options and Convertible Subordinated Debentures issued to the Company's majority stockholder, Gutzwiller & Partner, AG ("Gutzwiller") are not considered dilutive and therefore no effect is given to any common stock equivalents.


Note 5 - Notes Payable

At May 31 and November 30 , 1995 convertible debentures issued to Gutzwiller have an aggregate principal amount of $9.5 million, mature in 10 years, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually beginning August 1995. The convertible debentures shall be subject to the terms of a Pledge and Security Agreement providing for a security interest in substantially all the assets of the Company, with certain exceptions (including without limitation exceptions of accounts receivable and other financing), to secure the obligations in respect of the debentures. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.


Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of November 30, 1995, however, the lender has agreed to waive the violations through May 31, 1996.

   Additionally, as previously reported, the holder of the real estate mortgage on the Company's Orlando facility, under which $228,600 was outstanding at November 30, 1995, had notified the Company that bonds originally issued to finance that facility, pursuant to terms which permit them to be called prior to stated maturity on certain dates, had been called for redemption on August 22, 1995. On October 31, 1995, the Company entered into a Forbearance Agreement with the mortgage holder under which such redemption notice was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal and interest until the remaining principal is paid in full.

Note 6 - Other Assets

Costs incurred to establish the technological feasibility of a computer software product are considered research and developed costs and are expensed as incurred. When the technological feasibility of a software product has been established, development costs subsequent to that date are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. During the fiscal quarter ended November 30, 1995, the Company capitalized $19,500 in internally developed software costs relating to certain software being developed for the TS-21 ruggedized facsimile machine. Amortization of capitalized software development costs is computed on a product-by-product basis over the estimated economic lives of the products. The products that are currently being amortized have an estimated life of three years. Amortization of capitalized costs was $17,500 in the second quarter of fiscal 1996.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Six Months Ended November 30, 1995, Compared to Six Months Ended November 30,
1994

   Net sales for the six months ended November 30, 1995 were $9.3 million as compared to net sales of $4.8 million for the six months ended November 30, 1994. In the Secure Communications Division ("SCD"), net sales increased by approximately $2.2 million, from $2.2 million for the first half of fiscal 1994 to $4.4 million in the first half of fiscal 1995. The increase in SCD sales was primarily attributable to deliveries totaling $2.6 million on a contract to
Bosch Telecom, a supplier of fax machines to the German Government. Approximately $1.5 million of the contract remained in backlog at November 30, 1995.

   The Electronic Enclosure Division's ("EED") net sales increased from $2.0 million for the six months ended November 30, 1994, to $4.6 million for the six months ended November 30, 1995. This increase was due to an increase in demand for the six months ending November 30, 1995 as compared to the same period in the prior fiscal year.

   Operating   expenses  for  the  six  months  ended  November  30,  1995  were approximately $2.0 million compared with $1.9 million for the comparable six months in fiscal year 1995.

   For the six months ended November 30, 1995, the Company showed an operating profit of approximately $148,000 compared to a $1.0 million operating loss for the comparable six months of the prior fiscal year. The improvement in operating results was primarily due to the increase in sales discussed above as well as a significant increase in the gross margin in EED. Productivity improvements which started in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in the significant improvement in EED gross profits for the first half of fiscal 1996 as compared to the corresponding period of the prior fiscal year.


   Interest expense for the six months ended November 30, 1995 was $186,700 compared to an interest expense of $202,500 for the six months ended November 30, 1994.

Three Months Ended November 30, 1995, Compared to Three Months Ended November 30, 1994

   Net sales for the three months ended November 30, 1995 were $4.4 million as compared to net sales of $2.5 million for the three months ended November 30, 1994. In SCD, net sales increased by approximately $0.9 million, from $1.2 million for the second quarter of fiscal 1995 to $2.1 million in the second quarter of fiscal 1996. The increase in SCD sales was primarily attributable to deliveries totaling $1.0 million on a contract to Bosch Telecom, a supplier of fax machines to the German Government.

   EED's net sales increased from $1.3 million for the quarter ended November 30, 1994, to $2.3 million for the quarter ended November 30, 1995, or by 77%. This increase was due to an increase in customer demand for the second quarter of fiscal 1996 as compared to the corresponding quarter of the prior fiscal year.

  Operating expenses were approximately $1.0 million in the second quarter of fiscal 1995 as compared to approximately $1.0 in the second quarter of the current fiscal year.

   For the three months ended November 30, 1995, the Company showed an operating loss of approximately $112,000 compared to a $529,000 operating loss for the comparable quarter of the prior year. The improvement in operating results was primarily due to the increase in sales discussed above as well as a significant increase in the gross margin in EED. Productivity improvements which started in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in the significant improvement in EED gross profits for the second quarter of fiscal 1996 as compared to the corresponding period of the prior fiscal year.

   Interest expense for the three months ended November 30, 1995, was $75,000 compared to an interest expense of $69,000 for the three months ended November 30, 1994.


Liquidity and Capital Resources

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating loss for fiscal 1995 showed significant improvement over the prior three fiscal years, and the Company had unaudited net income of approximately $134,000 in the fourth quarter of fiscal 1995. In addition, the unaudited net loss of approximately $38,900 for the first half of fiscal 1996 showed significant improvement over the loss of approximately $1.2 million for the same period in the prior fiscal year. To achieve overall profitability for fiscal 1996, the Company must  continue to
increase revenues and gross profit margins. In the Secure Communications Division, successful operations will depend, to a large extent, on the division's ability to market the secured communications products overseas and to domestic markets. The division is currently developing new products, including a secure tactical facsimile machine which is expected to complete final development in fiscal 1996, to increase net sales. The Division must be able to update its secure product line in order to meet current market demands and develop an adequate sales level for profitable operations. In the enclosure division, productivity improvements in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in a significant improvement in gross profits for the 1995 fiscal year and the first half of fiscal 1996 as compared to the prior two fiscal years. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts with favorable profit margins which can be produced within budget to achieve profitability in fiscal 1996. Management believes that it has taken significant steps towards returning the Company to profitability; however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability in fiscal 1996.

On December 12, 1995, the Company entered into a preliminary understanding in principle to sell its Secure Communications Division to an undisclosed third party. The proposed transaction, expected to be at a significant premium over book value, remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. The Company anticipates that implementation of the 1-for-3 reverse stock split approved by shareholders at the Annual Meeting held November 14, 1995 would be delayed until after the closing of the proposed transaction.

Following GKI's discussions with the Defense Investigative Service ("DIS") regarding foreign ownership issues affecting the Company, the facility clearance for GKI has been revalidated and on that basis GKI expects to confirm extension of the memorandum of agreement between the Company and the National Security Agency ("NSA") which had expired in September 1995. In that connection, the DIS has indicated that, if the potential sale of GKI's Secure Communications Division mentioned above did not occur, it would expect to proceed with implementation of the Company's previous proposals to resolve such ownership issues.

Management believes that cash on hand as of November 30, 1995 ($385,300), careful management of operating costs and cash disbursements, and accounts receivable financing to alleviate short term cash requirements should enable the Company to meet its cash requirements through May 31, 1996.

Item 4 - Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders on November 14, 1995, the following matters were voted on and approved:

1. Larry Heimendinger was elected as a Class I director for a term expiring in 1998 or until his successor is elected and qualified. 5,144,477 shares of common stock, or 99.4% of the shares voting, voted in favor of Mr. Heimendinger, and 28,888, or 0.6% of the shares voting, withheld authority to vote for Mr. Heimendinger. In addition to Mr. Heimendinger, Marc E. Cotnoir and Richard McConnell remained as Class II directors and Robert K. Gardner remained as a Class III director.

2. Management was authorized to implement an amendment to the Company's Restated Articles of Incorporation to effect a one-for-three reverse common stock split. Under Virginia law, the affirmative vote of two-thirds of the common stock outstanding and entitled to vote was required to approve the proposed amendment. 4,600,860 shares of common stock, or 70.7% of the shares entitled to vote, voted in favor of the proposal. 519,985 shares, or 8.0% of the shares entitled to vote, voted against and 52,500, or 0.8% of the shares entitled to vote, abstained. A resolution specifically authorizing such other action as may be deemed necessary or appropriate in connection with such reverse split was also approved, by a comparable vote.

3. The Board's selection of BDO Seidman as the Company's independent public accountants for the fiscal year ended May 31, 1996 was ratified. 5,121,053 shares of common stock, or 99.0% of the shares voting, voted in favor of the proposal. 34,644 shares, or 0.7% of the shares voting, voted against and 17,628, or 0.3% of the shares voting, abstained.

                          PART II   OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K


   (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended November 30, 1995.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GENERAL KINETICS INCORPORATED



Date: January 16, 1996                         /s/ Larry M. Heimendinger
 Larry M. Heimendinger
                                               Chairman of the Board
                                               (Principal Executive Officer)




Date: January 16, 1996                        /s/ Sandy B. Sewitch
  Sandy B. Sewitch
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Principal Financial Officer)