Form 10-Q/A
period 1995-11-30
GENERAL KINETICS INC
filed 1996-01-18
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q/A
                                 Amendment No. 1

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

                                                              Yes X  * No

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

   Net sales for the six months ended November 30, 1995 were $9.3 million as compared to net sales of $4.8 million for the six months ended November 30, 1994. In the Secure Communications Division ("SCD"), net sales increased by approximately $2.2 million, from $2.2 million for the first halfof fiscal 1994 to $4.4 million in the first half of fiscal 1995. The increase in SCD sales was primarily attributable to deliveries totaling $2.6 million on a contract to
Bosch Telecom, a supplier of fax machines to the German Government. Approximately $0.5 million of the contract remained in backlog at November 30, 1995.

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

   For the six months ended November 30, 1995, the Company showed an operating profit of approximately $148,000 compared to a $1.0 million operating loss for the comparable six months of the prior fiscal year. The improvement in operating results was primarily due to the increase in sales discussed above as well as a significant increase in the gross margin in EED. Productivity improvements which started in the second half of fiscal 1995along with efforts to target new contracts with higher profit margins resulted in the significant improvement in EED gross profits for the first half of fiscal 1996 as compared to the corresponding period of the prior fiscal year.


   Interest expense for the six months ended November 30, 1995 was $186,700 compared to an interest expense of $202,500 for the six months ended November 30, 1994.





Three Months Ended November 30, 1995, Compared to Three Months Ended November 30, 1994

   Net sales for thethree months ended November 30, 1995 were $4.4 million as compared to net sales of $2.5 million for the three months ended November 30, 1994. In SCD, net sales increased by approximately $0.9 million, from $1.2 million for the second quarter of fiscal 1995 to $2.1 million in the second quarter of fiscal 1996. The increase in SCD sales was primarily attributable to deliveries totaling $1.0 million on a contract to Bosch Telecom, a supplier of fax machines to the German Government.

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

   For the three months ended November 30, 1995, the Company showed an operating loss of approximately $112,000 compared to a $529,000 operating loss for the comparable quarter of the prior year. The improvement in operating results was primarily due to the increase in sales discussed above as wellas a significant increase in the gross margin in EED. Productivity improvements which started in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in the significant improvement in EED gross profits for the second quarter of fiscal 1996 as compared to the corresponding period of the prior fiscal year.

   Interest expense for the three months ended November 30, 1995, was $75,000 compared to an interest expense of $69,000 for the three months ended November 30, 1994.


Liquidity and Capital Resources

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operatingloss for fiscal 1995 showed significant improvement over the prior three fiscal years, and the Company had unaudited net income of approximately $134,000 in the fourth quarter of fiscal 1995. In addition, the unaudited net loss of approximately $38,900 for the first half of fiscal 1996 showed significant improvement over the loss of approximately $1.2 million for the same period in the prior fiscal year. To achieve overall profitability for fiscal 1996, the Company must continue to increase revenues andgross profit margins. In the Secure Communications Division, successful operations will depend, to a large extent, on the division's ability to market the secured communications products overseas and to domestic markets. The division is currently developing new products, including a secure tactical facsimile machine which is expected to complete final development in fiscal 1996, to increase net sales. The Division must be able to update its secure product line in order to meet current market demands anddevelop an adequate sales level for profitable operations. In the enclosure division, productivity improvements in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in a significant improvement in gross profits for the 1995 fiscal year and the first half of fiscal 1996 as compared to the prior two fiscal years. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts with favorable profit margins which can be produced within budget to achieve profitability in fiscal 1996. Management believes that it has taken significant steps towards returning the Company to profitability; however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability in fiscal 1996.

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

Management believes that cash on hand as of November 30, 1995 ($385,300), careful management of operating costs and cash disbursements, and accounts receivable financing to alleviate short term cash requirements should enable the Company to meet its cashrequirements through May 31, 1996.









                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GENERAL KINETICS INCORPORATED



Date: January 18, 1996      /s/ LARRY M. HEIMENDINGER
      -----------------     --------------------------
   Larry M. Heimendinger
                           Chairman of the Board
                           (Principal Executive Officer)

Date: January 18, 1996      /s/ SANDY B. SEWITCH
      -----------------     ---------------------
    Sandy B. Sewitch
                           Chief Financial Officer
                           (Principal Accounting Officer and
                           Principal Financial Officer)