Form 10-Q
period 1996-02-29
GENERAL KINETICS INC
filed 1996-04-15
CIK 40675

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended February 29, 1996                Commission File Number 0-1738
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

              Indicate by checkmark whether the Registrant
              (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                         Yes X *No__

              (* Further amendment may be required to Form 8-K to add audit report regarding acquisition financial statements previously filed)

              The number of shares of Registrant's Common Stock outstanding
              as of March 31, 1996              6,508,925 Shares

                                      INDEX

                                                                       PAGE NO.

Part I - Financial Information

   Item I - Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -

         February 29, 1996, and May 31, 1995.................................. 4

         Condensed Consolidated Statements of Operations -

         Nine months and Three Months Ended February 29, 1996, and
         February 28, 1995, respectively...................................... 5

         Condensed Consolidated Statements of Cash Flows -

         Nine months and Three Months Ended February 29, 1996, and
         February 28, 1995, respectively ..................................... 6

         Notes to Condensed Consolidated Financial Statements................. 7

   Item 2 -  Management's Discussion and Analysis of Financial

                 Condition and Results of Operations......................... 10

Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K........................... 13

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



                                                                February 29,        May, 31
                                                                    1996              1995
                                                                (Unaudited)        (Audited)
                  Assets
Current Assets:
     Cash and cash equivalents                                   $     61,600    $    212,200
     Accounts receivable, net of allowance of $181,400              1,965,800       3,045,000
     Inventories                                                    3,002,300       3,201,000
     Prepaid expenses and other                                        28,300          69,300
                                                                 ------------    ------------
     Total Current Assets                                           5,058,000       6,527,500
                                                                 ------------    ------------

Property, Plant and Equipment                                       6,841,200       6,697,700
Less:  Accumulated Depreciation                                    (5,280,200)     (4,950,300)
                                                                  ------------   ------------
                                                                    1,561,000       1,747,400
Other Assets, principally capitalized software of
     $366,500 and $300,600                                            508,700         419,400
                                                                 ------------    ------------

     Total Assets                                                $  7,127,700    $  8,694,300
                                                                 ============    ============


            Liablilities and Stockholders' Deficit

Current Liabilities:
     Advances from factor                                        $       --      $    407,000
     Current maturities of long-term debt                             252,000         364,500
     Accounts payable, trade                                        1,359,900       2,189,100
     Accrued expenses and other payables                            1,361,600       1,162,300
                                                                 ------------    ------------
     Total Current Liabilities                                      2,973,500       4,122,900
                                                                 ------------    ------------

Long-Term debt - less current maturities (including
     $8,950,600 and $8,885,900 due to controlling shareholder)      9,825,000       9,765,700
Other long-term liabilities                                           271,800         297,400
                                                                 ------------    ------------
     Total Long-Term Liabilities                                   10,096,800      10,063,100
                                                                 ------------    ------------

     Total Liabilities                                             13,070,300      14,186,000
                                                                 ------------    ------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 and 10,000,000       1,759,000       1,759,000
         shares authorized, 7,035,557 shares issued, 6,508,925
         shares outstanding
     Additional Contributed Capital                                 7,256,900       7,466,400
     Accumulated Deficit                                          (14,433,300)    (13,966,900)
                                                                 ------------    ------------
                                                                   (5,417,400)     (4,741,500)
     Less:  Unearned ESOP shares                                      (75,000)       (300,000)
               Treasury Stock, at cost (526,632 shares)              (450,200)       (450,200)
                                                                 ------------    ------------
     Total Stockholders' Deficit                                   (5,942,600)     (5,491,700)
                                                                 ------------    ------------

     Total Liabilities and Stockholders' Deficit                 $  7,127,700    $  8,694,300
                                                                 ============    ============


The accompanying notes are an integral part of the above statements.

                GENERAL KINETICS INCORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        Unaudited                          Unaudited
                                                     Nine Months Ended               Three Months Ended
                                                February 29,   February 28,    February 29,    February 28,
                                                    1996           1995           1996            1995

Net Sales                                     $ 11,946,700    $  8,197,900    $  2,607,100    $  3,400,500
Cost of Sales                                    9,209,100       6,564,900       2,049,300       2,662,400
                                              ------------    ------------    ------------    ------------
Gross Profit                                     2,737,600       1,633,000         557,800         738,100
                                              ------------    ------------    ------------    ------------

Selling, General & Administrative                2,354,600       2,233,100         772,900         806,900

Product Research, Development & Improvement        585,900         783,000         135,600         271,200
                                              ------------    ------------    ------------    ------------

Total Operating Expenses                         2,940,500       3,016,100         908,500       1,078,100
                                              ------------    ------------    ------------    ------------

Operating Loss                                    (202,900)     (1,383,100)       (350,700)       (340,000)

Interest Expense                                   263,500         314,600          76,800         112,100
                                              ------------    ------------    ------------    ------------

Net Loss                                      $   (466,400)   $ (1,697,700)   $   (427,500)   $   (452,100)
                                              ============    ============    ============    ============

Net Loss per share                            $      (0.07)   $      (0.26)   $      (0.07)   $      (0.07)
                                              ============    ============    ============    ============

Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding           6,508,925       6,508,925       6,508,925       6,508,925
                                              ============    ============    ============    ============


The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              Unaudited Nine Months Ended
                                                             February 29,     February 28,
                                                                 1996             1995

Cash Flows From Operating Activities:
Net Loss                                                      $  (466,400)   $(1,697,700)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                                 375,500        400,100
    Loss/(Gain) on disposal of equipment                            1,200         (3,400)
    ESOP compensation                                              15,500         18,900
    Amortization of bond discount                                  48,500         78,200
  (Increase) Decrease in Assets:
    Accounts Receivable                                         1,079,200       (592,400)
    Inventories                                                   198,700       (374,600)
    Prepaid Expenses                                               41,000         71,800
    Other assets - Software Development Costs                    (101,000)      (287,800)
    Other assets                                                  (22,800)      (111,400)
  Increase (Decrease) in Liabilities:                                --
    Accounts Payable - Trade                                     (829,200)        80,300
    Accrued Expenses                                              199,300         (3,300)
    Other Long Term Liabilities                                   (25,600)         1,400
                                                              -----------    -----------

        Net cash provided by/(used) in Operating Activites        513,900     (2,419,900)
                                                              -----------    -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                   (156,800)      (137,800)
  Net proceeds from sale of property, plant and equipment           1,000          5,800
                                                              -----------    -----------

        Net cash used in Investing Activities                    (155,800)      (132,000)
                                                              -----------    -----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                       820,500        818,500
  Repayments of Advances from Factor/                                --
    Demand Notes Payable                                       (1,227,500)      (446,600)
  Borrowings on Long Term Debt                                     90,000      9,552,600
  Repayments on Long Term Debt                                   (191,700)    (7,883,500)
                                                              -----------    -----------

        Net cash provided by/(used) in Financing Activities      (508,700)     2,041,000
                                                              -----------    -----------

Net (decrease) increase in cash and cash equivalents             (150,600)      (510,900)

Cash and Cash Equivalents:  Beginning of Period                   212,200        765,200
                                                              -----------    -----------
Cash and Cash Equivalents:  End of Period                     $    61,600    $   254,300
                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                  $   305,700    $   305,300
    Income Taxes                                                     --           65,500
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
         value of ESOP shares                                 $   209,500        206,000


The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1995, and for the three months and nine months ended February 29, 1996, and February 28, 1995, include the accounts of General Kinetics Incorporated and its wholly-owned subsidiary, Food Technology Corporation. All material intercompany accounts and transactions have been eliminated.

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

         The results of operations for the three and nine month period ended February 29, 1996, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Inventory

         All inventories are valued at the lower of cost or market, cost being determined on a first-in, first-out basis.

                    Consolidated inventories are as follows:

                                        February 29, 1996      May 31, 1995
                                        -----------------      ------------

             Raw Material                      $1,561,800        $1,353,000
             Work in Process                    1,440,500         1,848,000
                                                ---------         ---------

                    Totals                     $3,002,300        $3,201,000
                                               ==========        ==========

Note 3 - Commitments and Contingencies

   The Company will continue to review, as appropriate, the environmental status of its Orlando property, previously noted in its Form 10-Q for the period ended August 31, 1995.

Note 4 - Loss Per Share

   Loss per share has been computed using the weighted average number of common shares and common equivalent shares, to the extent dilutive, outstanding during the periods. Common equivalent shares are calculated using the treasury stock method and consist of shares issuable upon exercise of stock options that have been granted. Due to the losses for the nine months and three months ended February 29, 1996 and February 28, 1995, the outstanding stock options and convertible debentures issued to the Company's majority stockholder, Gutzwiller & Partner, AG ("Gutzwiller") are not considered dilutive and therefore no effect is given to any common stock equivalents.

Note 5 - Notes Payable

At May 31, 1995 and February 29, 1996 convertible debentures issued to Gutzwiller have an aggregate principal amount of $9.5 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually beginning August 1995. The convertible debentures shall be subject to the terms of a Pledge and Security Agreement providing for a security interest in substantially all the assets of the Company, with certain exceptions (including without limitation exceptions for accounts receivable and other financing), to secure the obligations in respect of the debentures. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of February 29, 1996, however, the lender has agreed to waive the violations through May 31, 1996.

   Additionally, as previously reported, the Company has entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility (under which $194,800 was outstanding at February 29,
1996). Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal and interest until the remaining principal is paid in full.


Note 6 - Other Assets

Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established, development costs subsequent to that date are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. During the fiscal quarter ended February 29, 1996, the Company capitalized $28,000 in internally developed software costs relating to certain software being developed for the TS-21 ruggedized facsimile machine. Amortization of capitalized software development costs is computed on a product-by-product basis over the estimated economic lives of the products. The products that are currently being amortized have an estimated life of three years. Amortization of capitalized costs was $16,400 in the third quarter of fiscal 1996.

GENERAL KINETICS INCORPORATED

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine months Ended February 29, 1996, Compared to Nine months Ended February 28, 1995

   Net sales for the nine months ended February 29, 1996 were $11.9 million as compared to net sales of $8.2 million for the nine months ended February 28, 1995. In the Secure Communications Division ("SCD"), net sales increased by approximately $2.0 million, from $4.0 million for the first nine months of fiscal 1995 to $6.0 million in the first nine months of fiscal 1996. The increase in SCD sales was primarily attributable to deliveries totaling $3.0 million on a contract to Bosch Telecom, a supplier of fax machines to the German Government. Deliveries on this contract with Bosch Telecom were substantially complete at February 29, 1996.

   The Electronic Enclosure Division ("EED") net sales increased from $3.9 million for the nine months ended February 28, 1995, to $5.5 million for the nine months ended February 29, 1996. This increase was due primarily to an increase in demand for the nine months ending February 29, 1996 as compared to the same period in the prior fiscal year.

   Operating expenses for the nine months ended February 29, 1996 were approximately $2.9 million compared with $3.0 million for the comparable nine months in fiscal year 1995.

   For the nine months ended February 29, 1996, the Company showed an operating loss of approximately $202,900 compared to a $1.4 million operating loss for the comparable nine months of the prior fiscal year. The improvement in operating results was primarily due to the increase in sales discussed above as well as a significant increase in gross margins in EED. Productivity improvements which started in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in the significant improvement in EED gross profits for the first nine months of fiscal 1996 as compared to the corresponding period of the prior fiscal year.

   Interest expense for the nine months ended February 29, 1996 was $263,500 compared to an interest expense of $314,600 for the nine months ended February 28, 1995.

Three Months Ended February 29, 1996, Compared to Three Months Ended February 28, 1995

   Net sales for the three months ended February 29, 1996 were $2.6 million as compared to net sales of $3.4 million for the three months ended February 28, 1995. In SCD, net sales decreased from $1.7 million for the third quarter of fiscal 1995 to $1.6 million in the third quarter of fiscal 1996.

   EED's net sales decreased from $1.5 million for the quarter ended February 28, 1995 to $0.9 million for the quarter ended February 29, 1996. This decrease in sales was due to a decline in customer demand for the third quarter of fiscal 1996 as compared to the corresponding quarter of the prior fiscal year.

   Operating expenses were approximately $1.1 million in the third quarter of fiscal 1995 as compared to approximately $0.9 million in the third quarter of the current fiscal year.

   For the three months ended February 29, 1996, the Company showed an operating loss of approximately $350,700 compared to a $340,000 operating loss for the comparable quarter of the prior year. The decline in operating results was primarily due to the decrease in sales discussed above, partially offset by the lower operating expenses.

   Interest expense for the three months ended February 29, 1996, was $76,800 compared to an interest expense of $112,000 for the three months ended February 28, 1995. The decrease in interest expense was due to a decrease in the use of accounts receivable factoring during the third quarter of fiscal 1996 as compared to the corresponding quarter of fiscal 1995.

Liquidity and Capital Resources

   The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. The unaudited net loss of approximately $466,400 for the first nine months of fiscal 1996 showed significant improvement over the unaudited net loss of approximately $1.7 million for the same period in the prior fiscal year. However, to achieve profitability, the Company must continue to increase revenues and gross profit margins. In the SCD, successful operations would depend, to a large extent, on the division's ability to market the secured communications products both overseas and to domestic markets. This division completed the initial development of a new product introduced into the market during the third quarter of fiscal 1996, a secure tactical facsimile machine which it hopes will contribute to an increase in net sales. SCD must continue to update its secure product line in order to meet current market demands and develop an adequate sales level for profitable operations.

   In EED, productivity improvements in the second half of fiscal 1995 along with efforts to target new contracts with higher profit margins resulted in a significant improvement in gross profits for the 1995 fiscal year and the first nine months of fiscal 1996 as compared to the prior two fiscal years. Although sales for EED decreased by approximately $0.6 million during the third quarter of fiscal 1996 as compared to the corresponding quarter of fiscal 1995, management believes that existing contracts are at a level sufficient for EED revenues in the fourth quarter of fiscal 1996 to return to levels which are more comparable to revenue levels achieved by EED in the first two quarters of the current fiscal year. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts with favorable profit margins which can be produced within budget to achieve profitability in fiscal 1996.

   Management believes that it has taken significant steps towards returning the Company to profitability; however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability.

   On December 12, 1995, the Company reached a preliminary understanding in principle to sell its Secure Communications Division to an undisclosed third party. Discussion has been ongoing, and the proposed transaction remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. The Company anticipates that implementation of the 1-for-3 reverse stock split approved by shareholders at the Annual Meeting held November 14, 1995 would be delayed until after the closing of the proposed transaction.

   With the passage of time in completing this potential sale, the Defense Investigative Service ("DIS") has withdrawn the facility clearance which it had earlier revalidated for GKI pending the closing of the proposed transaction. Accordingly, GKI would expect to proceed with implementation of its previous understanding with the DIS regarding the resolution of foreign ownership issues affecting the Company, by conducting any business relating to or requiring certain security clearances through its GKI Tempest Services, Inc. subsidiary, all subject to the pending SCD sale and to the Company's review and evaluation of the relevant circumstances.

   The Company has allocated certain amounts to additional research and development costs currently being incurred with respect to the feasibility of potential new products or services outside the Company's present operating divisions. The Company will continue to review and evaluate the status of this research and development activity.

Management believes that cash on hand as of February 29, 1996 ($61,600), careful management of operating costs and cash disbursements, and accounts receivable financing to alleviate short-term cash requirements should enable the Company to meet its cash requirements through May 31, 1996.

                            PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a) No reports on Form 8-K were filed by the Company during the fiscal quarter ended February 29, 1996.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENERAL KINETICS INCORPORATED

Date: April 15, 1996                   /s/ Larry M. Heimendinger
     ---------------                   -----------------------------
                                       Larry M. Heimendinger
                                       Chairman of the Board
                                       (Principal Executive Officer)

Date: April 15, 1996                   /s/ Sandy B. Sewitch
     ---------------                   ------------------------------
                                       Sandy B. Sewitch
                                       Chief Financial Officer
                                       (Principal Accounting Officer and
                                       Principal Financial Officer)