Form 10-K
period 1996-05-31
GENERAL KINETICS INC
filed 1996-08-28
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1996                Commission File No. 0-1738

                         GENERAL KINETICS INCORPORATED
             (Exact Name of Registrant as specified in its Charter)

        Virginia                                          54-0594435
(State of Incorporation)                       (IRS Employer Identification No.)


14130-C Sullyfield Circle, Chantilly, VA                                 20151
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number                                     (703)-802-9300

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                         Name of Exchange on which Registered
- -------------------                         ------------------------------------
Common Stock with par value of
25 cents per share                                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X *                                                                 NO
   -----                                                                   -----

* (Further amendment required to previously filed Form 8-K to add audit report regarding acquisition financial statements)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the voting stock held by non-affiliates    $1,410,680*
of the Registrant as of August 19, 1996

(* Executive officers, directors, ESOP and Gutzwiller and Partner, A.G. were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
 .25 par value as of August 19, 1996, was                               6,508,925

                      Documents Incorporated by Reference

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 1996 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.



                                     PART I

ITEM 1 - BUSINESS

(a)      General Development of Business

General Kinetics Incorporated (the "Company" or "GKI"), through its Electronic Enclosure Division ("EED"), designs and manufactures high-quality precision enclosures for electronic systems, principally for sale to the U.S. Department of Defense and U.S. Navy.

GKI, through its Secure Communications Division ("SCD"), is also a designer, producer and marketer of secure digital facsimile equipment, principally to the U.S. and foreign governments. Secure facsimile equipment utilizes special US and NATO protocols to allow for the transmission of sensitive communications via government secure lines. The division also produces local area network security products for US and NATO governments.

The Company also manufactures and distributes food testing equipment and machine vision equipment, such as plastic sorting equipment, through its wholly-owned subsidiary, Food Technology Corporation ("FTC").

Over the years the Company has operated a number of diversified businesses. The Company was founded in 1954 and its Common Stock became publicly traded in November 1961.

Beginning in December, 1992, the Company's operations have been financed to a significant extent by debt and equity investments made by the Company's majority shareholder, Gutzwiller & Partner, A.G. ("Gutzwiller"), a Swiss investment bank. As of May, 1996, Gutzwiller has invested approximately $3 million in equity, and approximately $9.5 million in convertible debentures.

In July 1996, the Company reached a preliminary understanding in principle to sell its Secure Communications Division to an undisclosed third party. The proposed transaction remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. A previous preliminary understanding reached on December 12, 1995 to sell the division to another third party had not progressed to a definitive agreement. The Company is not actively attempting to sell the division, but has considered certain offers as presented to it.


(b)      Financial Information About Industry Segments

For information regarding the sales, income and identifiable assets attributable to each industry segment, see Note 17 to the Consolidated Financial Statements in Item 8.


(c)  Narrative Description of Business

Electronic Enclosure Division

General

The Electronic Enclosure Division designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The Enclosure Division has manufactured electronics-ready enclosures and mounting systems for over 30 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect from shock and vibration sensitive electronic communication and detection equipment. EED's principal customer for these products is the U.S. Navy which, directly or through its prime contractors, accounted for 99% of the Division's revenues in fiscal year 1996. EED sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Westinghouse, Raytheon, Hughes Aircraft, Martin Marietta, General Electric and Lockheed.


Strategy

The Company's long-term goals for EED are to increase market penetration with the Department of Defense, to expand into other departments within the U.S. Government, and to expand into the non-government marketplace by targeting build to print opportunities for enclosures and related items.

Management intends to use its established customer base and reputation for quality to expand into other departments and agencies within the government. The emphasis in the non-government marketplace is expected be on those companies with requirements for high end precision enclosures and related items.

It is anticipated that the Enclosure Division will achieve moderate overall growth along with improved margins in its operations.

Products

The Enclosure Division's principal products are enclosures, such as racks and cabinets, consoles, and "COTS" mounting platforms for sophisticated electronic systems generally made in accordance with specific client requirements. In 1994, EED developed a series of consoles and enclosures to offer as a catalog product to be sold to prime contractors for contracts in the defense community that require this type of enclosure. These new consoles and enclosures provide an environment that makes it possible to use commercial electronics while meeting the need for combat ready systems.

The Enclosure Division's production processes cover a wide range of operations, including high volume production using tight tolerance, military-specified engineering requirements. Military specifications for metal fabrication and machinery require geometric dimensioning to and from fabricated areas to datums within ten thousands of an inch (.010) of their true fabricated position, and the machining of parts to a size of plus or minus one thousandth of an inch (.001) of their specified dimension. Furthermore, EED has in-plant facilities to test for radio frequency interference (R.F. testing) as is required to certify certain products. EED fabricates high volumes of metal cabinets and other products from sheet aluminum and steel and other metal components, all of which are readily available from numerous domestic suppliers. The manufactured products must satisfy the close-tolerance specifications of its customers and are subjected to in-house sound testing to ensure that the levels of noise emanating from the enclosures at various frequencies are within customer specifications. The Enclosure Division's products have high visibility in such programs as AEGIS and other major U.S. Government programs.


Customers

During fiscal year 1996,1995, and 1994 EED has sold 99%,96%, and 93%, respectively, of its products to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in Department of Defense spending, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the Enclosure Division, unless offset by greater market penetration or new sales to other government and commercial customers. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.

Marketing and Sales

The Enclosure Division currently markets its products through a direct sales force. In fiscal 1997 EED expects to expand its direct sales force and to contract with outside agencies for additional sales representatives. EED also participates in industry trade shows as a means of contacting new and existing customers and introducing new products.

Backlog

The Enclosure Division's contract backlog as of May 31, 1996 and May 31, 1995 was approximately $2.4 million and $3.7 million, respectively.

The Enclosure Division sells its products pursuant to both long and short-term contracts with scheduled backlog and delivery orders. Amounts are not carried in backlog until the related contracts receive government funding and delivery orders are released to the Company. Once an order is received, production and delivery can be scheduled, but in some instances dates can be delayed by changing government requirements.

Competition

The Enclosure Division operates in a mature, highly fragmented market with intense competition. The principal elements of competition are price, the ability to deliver product in accordance with major U.S. Government and prime contractor production schedules, technical expertise, quality, and service and support. The Company believes that EED competes with approximately 25 other manufacturers of electronic enclosures, including, in some instances, major prime contractors, which are also customers of the Company. Many of EED's competitors have significantly greater financial, marketing and technological resources that the Company.

Secure Communications Division

General

In July 1996, the Company reached a preliminary understanding in principle to sell its Secure Communications Division to an undisclosed third party. The proposed transaction remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. A previous preliminary understanding reached on December 12, 1995 to sell the division to another third party had not progressed to a definitive agreement. The Company is not actively attempting to sell the division, but has considered certain offers as presented to it.

The Secure Communications Division is in the business of manufacturing, selling and supporting Secure Facsimile machines and Secure Local Area Networks for customers handling classified information. GKI's products transmit images and information over fax and enable users to share information on digital networks under secure conditions. The products are certified to handle classified data and to use secure communication lines, which is required for certain uses by the Federal government. Even though they are evaluated and certified by the Department of Defense, all products are Commercial Off-The-Shelf ("COTS") and are sold to a product specification to government users and system integrators alike.

During fiscal 1996 the Company reviewed the government and commercial market for VSLAN and VSIP secure network products and determined that at this point in time the Company would not be able to make material new sales in this marketplace without significant additional investment in product development, sales, and marketing. Accordingly, during the fourth quarter of fiscal 1996, the Company wrote off capitalized software costs of $142,900 and certain related inventory totaling $84,800 in connection with the VSLAN products.

Strategy

Beginning in 1994, SCD developed a strategy which emphasizes the government markets where its facsimile products and marketing channels have historically proven most successful. This plan discontinued prior efforts to re-apply the facsimile products and channels to commercial markets, where the value added of very high levels of security is less established, and the products and channels do not fit without substantial change and investment. SCD has further clarified this strategy, resulting in a focus on Tactical Secure Facsimile systems for U.S. and International markets.


Products and Services

FAX products: The secure facsimile products perform three basic functions that are unique to users handling classified information.

First, they interface to a variety of encryption devices, such as the secure telephone units ("STU"), which are used by authorized users to transmit classified information over telephone and satellite links. This allows the safe transmission of "encrypted" or scrambled information from point to point. Ordinary fax machines cannot connect to such devices. Special designs and government approvals are required. GKI's products are designed and approved to be compatible with all versions of the STU that the Company understands to be in use by the United States Government.

Second, electronic emanations can be detected from any electric or electronic equipment, and read by unauthorized persons. Special enclosures or special circuit design inhibits such emanations from occurring, in accordance with certain Government ("Tempest") standards. Certain facsimile machines in GKI's product line are approved and certified to these standards.

Many users of secure information are interested in images as well as text. Photographs and other images are particularly important and very difficult to transmit over normal facsimile equipment. It is often critical to maintain very high resolution integrity of photographs in order for the resulting fax image to be useful. The Company believes that GKI's proprietary technology provides leading image resolution within the industry. Achieved by a combination of thermal paper and 16 shades of gray, this capability provides the transmission of complex images with very high integrity, and has been a product differentiator for the Company's products for several years.

Three models are currently in production:

         TS10A and TS 14 are the original heavy duty, communication center units
         with  full   photographic   resolution   capability   for  Tempest  and
         non-Tempest needs respectively.

         TS21 is a ruggedized lightweight product designed for use in field tactical situations or use in severe environments. The Company believes that this product has significant advantages over the competition in the tactical market, and believes that this facsimile machine will be the primary source of sales in the Secure Communications Division beginning in fiscal 1997.


Prices for products currently in production range from approximately $6,000 to $15,000.

The major competition for SCD facsimile products comes from Ricoh, a major Japanese-owned supplier of facsimile machines, copiers and other office products. Other competitors are ILEX, TSP subsidiary of GTE, and Motorola. All three major competitors have greater financial, marketing, and technological resources than the Company and price their products very aggressively. The Company believes that the high resolution imaging capacity of its products distinguishes its products from those of its competitors.


Network products: Local Area Networks ("LANs") couple computers ("PCs") together so they may share equipment and information. Printers, communication devices, shared data files, etc. can all be accessed by anyone on a LAN. There are many LAN users in government sites and in industry sites doing work for the government. In order to prevent unauthorized or inadvertent access to classified information, the federal government currently allows only two approaches. First, a LAN that has any PC using classified information must be "system high"- meaning that it must have all users and equipment cleared for that particular level and category of classified information. This severely restricts the use of a shared LAN and its resources between users, or causes duplicate LANs (one for each cleared level) to be built. Alternatively, the NSA's National Computer Security Center ("NCSC") has developed a process for achieving and evaluating Multi-Level Secure ("MLS") networks, whereby, users of different security levels may share the same LAN. GKI's VSLAN network product is evaluated by NCSC at the B2 level of assurance which is necessary to allow classified and unclassified data to share the same network. The Company believes that VSLAN is one of only two LAN products on NSA's "evaluated products list" ("EPL") at or above the B2 level of assurance.

The Network systems include the VSLAN and the VSIP which have the following characteristics:

         VSLAN: the basic B2 network product allows PCs, Unix Workstations and many other large computers to connect together using both classified and unclassified information.

         VSIP: a Router, a device to connect LANs together, such as two secure LANs or a secure LAN and non-secure LAN

Prices for VSLAN range from $1,000 to $3,500 per connection (number of computers that are connected together on a LAN), and from $12,000 to $20,000 for VSIP.

During fiscal 1996 the Company reviewed the government and commercial market for VSLAN and VSIP secure network products and determined that at this point in time the Company would not be able to make material new sales in this marketplace without significant additional investment in product development, sales, and marketing. Accordingly, during the fourth quarter of fiscal 1996, the Company wrote off capitalized software costs of $142,900 and certain related inventory totaling $84,800 in connection with the VSLAN products.

Served Markets

Primary markets: The Secure Communications Division's primary markets are government users and industrial organizations engaged in government contracts who handle classified information or use classified transmission lines. The users are primarily the U.S. Federal Government, military, and contractors, and International military and Federal Governments, law enforcement agencies and
contracts,   particularly  in  NATO  countries,  Pacific  Rim  and  third  world countries.

Significant customers profiles:

     White House Communications Agency ("WHCA") uses TS10As to meet a requirement to send high resolution photographs via secure phones from communication centers worldwide to the White House and trip teams supporting the President. GKI is the only supplier to this account. During military operations such as Just Cause and Dessert Storm, TS10As have been used for months on a 24 hour basis to and from the WHCA.

     U.S. Air Force selected SCD faxes to be on board aircraft including Air Force One, Speckled Trout, C-20 Gulfstreams, AC-

     130 Spectre  Gunships, EC-135  Special  Duty  Aircraft,   E-3B/C  Sentry
     (AWACS), E-4B National Emergency Airborne Command Post, and the E-8 Joint STARS aircraft.

     Defense Information Systems Agency selected SCD Faxes as a standard DoD/Federal Agency supplier for DoD support of drug interdiction efforts; Department of Justice DEA, FBI, INS and US Marshal offices; Coast Guard and Treasury (including ATF, Customs Service, IRS and Secret Service).


Manufacturing

The general approach taken by SCD is to contract out the manufacture of, or to purchase sub-assemblies and provide final assembly and test in the Company's own plant.

Both product lines make extensive use of small printed circuit boards ("PCBs") for the electronics portion of LANs and FAXes. The Company designs, tests, and documents initial PCBs and contracts to outside sources to build and test production units to its specification. Other assemblies such as chassis, printer and scanner units are purchased from outside suppliers.

The Division maintains modest finished goods inventory and arranges for suppliers to maintain "kits" of parts and components in order to be able to rapidly build subassemblies to order. Further implementation of this Just In
Time ("JIT") approach is dependent on the Company's ability to convince suppliers to share some of the financial risk. The result would be quicker product delivery and responsiveness to customers.



Backlog

The Company's Secure Communications Division backlog at May 31, 1996 was approximately $1.9 million which are expected to ship during the following year, per customer requirements. The backlog for this division at May 31, 1995, was approximately $5.0 million.

In August of 1991, the Company entered into a contract with ANT Nachrichtechnil GmbH ("ANT"), a German subsidiary of Robert Bosch GmbH, to act as a supplier of certain TS10A like machines under a contract with the Federal Republic of Germany. As a result of developing modifications to the TS10A and submitting prototypes for test by the German Government, a production contract for over $4.0 million was awarded to GKI and shipments began in March 1995. During the 1996 fiscal year, the Company shipped facsimile equipment with a purchase price of approximately $3.2 million to ANT and shipments were completed on this contract in April, 1996.



Food Technology Corporation


GKI's wholly-owned subsidiary, Food Technology Corporation, is a manufacturer of high-quality texture testing instrumentation for the food industry and optical inspection equipment for the plastics and related industries. Total revenues for the fiscal year ended May 31, 1996, represented approximately 3.5 percent of the Company's total sales.

The majority of FTC's revenues were generated by the food texture measurement product line. These systems allow the food industry to objectively measure the "texture" of raw and processed foods. The quality conscious food industry has recognized the importance of consistent texture, as well as taste, color and aroma as a major factor in consumer acceptance. System configurations range from sophisticated computer based laboratory designs to simple in plant units.

FTC's optical inspection systems are widely used to inspect streams of plastic pellets for contamination. Employed as production equipment, large systems detect and remove contamination as small as a few thousandths of an inch from purity critical applications such as the insulation surrounding high voltage cable. Used in the QC lab, smaller systems are used to evaluate production samples for the presence of contamination generated in the polymer manufacturing process.

FTC currently markets these products through the direct efforts of one professional employee and a limited network of manufacturer's representatives. The current marketplaces are mildly competitive due to the relatively small size.

FTC's backlog was approximately $24,100 at May 31, 1996.

Research and Development Program

The Company's research agenda has been formulated to pursue certain technologies that will impact products in the secure facsimile line over the next 3 to 5 years. The Company intends to seek to maintain its technical edge to compliment its regulatory approvals.

In the last three fiscal years, the Company has expensed $852,400, $1,260,600, and $1,119,900, respectively, on Company-sponsored research and development activities relating to SCD. During the fiscal year ended May 31, 1996, the Company capitalized $101,100 in internally developed software costs relating to the secure local area network product new release (VSLAN 5.0) and certain software being developed for the TS-21 ruggedized facsimile machine. However, a review of the expected sales of the current VSLAN product resulted in a write down of $142,900, included in the above expense, of the capitalized software asset for this product during the fourth quarter of fiscal 1996. Amortization of other capitalized costs is computed on a product-by-product basis over the estimated economic lives of the products, commencing with the introduction of the software in the market.

The Company expensed approximately $93,500 during fiscal 1996 in connection with additional research and development with respect to the feasibility of potential new products or services, through joint ventures or otherwise, outside of the Company's present operating divisions. The Company will continue to review and evaluate the status of this research and development activity. (See Note 16 to the Consolidated Financial Statements)

Fiscal 1997 research and development activities are expected to be financed through any combination of cash funds generated from operating activities, and other sources of financing that the Company may be able to obtain should further cash needs arise, including proceeds under a line of credit collateralized by accounts receivable, or placement of additional debt or equity arrangements. However, no assurances can be given that such additional funding will be obtained. Accordingly, the degree to which the Company is able to invest in research and development activities is necessarily limited by the available cash resources to fund such investment.

The U.S. Government Procurement Process

Most of the Company's 1996 revenues were derived from sales directly to departments and agencies of the U.S. Government and to prime contractors reselling to the U.S. Government market. Revenues from these sales represented approximately 64% of the Company's total revenues in fiscal 1996. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience. The Company estimates that substantially all of the Enclosure Division's fiscal 1996 revenues were derived from contracts that are subject to termination for convenience. The Secure Communications Division's government contracts are for off the shelf products and therefore have not historically been terminated for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no termination for convenience in fiscal 1996. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default any contract awarded to the Company.

In connection with its efforts to compete for U.S. Government business, the Company has enjoyed certain statutory advantages as a consequence of its size, location and the American-made character of its products, which advantages may not be available to the Company in the future. Although the Company believes that it will continue to qualify under these statutory provisions for the foreseeable future, the Company does not believe that the loss of such status would be likely to have a material adverse effect upon the Company.

In connection with aspects of its Secure Communications Division products, certain of the Company's facilities and employees have been granted security clearances from the Defense Investigative

Service ("DIS"), which may be required as a condition to bidding for some United States government contracts. In addition, sales to foreign customers of the Secure Communications Division products (particularly products with TEMPEST protection) are restricted to certain countries by United States export control regulations. In light of the foreign nationality of Gutzwiller, the Company's principal stockholder, in order to maintain its security clearances, the Company had pursued certain procedures prescribed by the DIS to limit Gutzwiller's access to Company facilities and/or its voting power with respect to certain operations of the Company. Certain proposed changes in those arrangements intended to more particularly address the Company's circumstances have been discussed with the DIS. In this connection, the Company has formed a subsidiary, Cryptek Secure Communications, Incorporated, to manage and execute all business relating to or requiring security clearances. It is anticipated that this subsidiary will have three board members, including two present employees of the Company and one non-employee, none, or only one, of whom will be directors of GKI itself, and all of whom are U.S. Citizens. The DIS has reviewed relevant documentation and a "Special Security Agreement" contemplating the transfer of all facility and personnel security clearances into the new subsidiary, as to which the foreign ownership or influence issues that arise at the Company level should not exist, and is currently reviewing certain proposed procedures for implementing the arrangement, including certain reconfiguration of the layout of the Chantilly facility. The Company does not anticipate any adverse impact on Company operations from the implementation of such arrangements or appropriate alternative arrangements, if any, that might be pursued with the DIS.

The Company's sales to the U.S. Government are subject to numerous other factors beyond the Company's control that apply to other U.S. Government contractors generally, including fluctuations and delays resulting from the appropriations process, the outcome of competitions for contracts, and reductions in levels of military and other agencies' spending.

Employees and Labor Agreements

As of May 31, 1996, the Company had 120 employees, all located in the United States. Of the 120 employees, 51 were salaried and 69 were paid by the hour. At that date on a Company-wide basis, there were 4 employees in engineering and research and development, 8 employees in sales and marketing, 91 employees in manufacturing and assembly operations, and 17 employees in an executive capacity or in finance and administration. 47 of the Company's employees were represented by the International Brotherhood of Electrical Workers union in Johnstown, Pennsylvania, under a five year collective bargaining agreement which will expire on May 31, 1999. The Company considers its employee relations to be good.

The Company funded its ESOP in April 1991. The shares held by the ESOP were earned as compensation by eligible employees over a five-year period which ended May 31, 1996.


Environmental Matters

The Enclosure Division uses limited amounts of hazardous materials in its production process, primarily in the treatment of metal components. All such materials are disposed of by independent certified carriers. The Company believes it operates its facilities in compliance in all material respects with all existing federal, state and local environmental regulations.

In connection with the renegotiation of the mortgage on the Orlando facility during fiscal 1996 an environmental study was undertaken which preliminarily indicated that the ground water might contain contaminants approaching or exceeding regulatory standards, which might be attributable to another company's neighboring facility. That company was notified, conducted a site assessment, and then agreed to bear responsibility for any costs associated with remediation. The neighboring company has indicated that it has completed its monitoring and remediation procedures and contaminant levels are now below the regulatory standards. The Company is currently awaiting notification from the Florida Department of Environmental Protection that it has been released from further responsibility associated with this matter and does not believe that they will incur any future costs in this regard. Accordingly, the Company has not recorded any provision for loss with respect to this matter.

Pursuant to the requirements of applicable federal, state, and local statutes and regulations, the Company believes it has received all of the environmental permits and approvals necessary for the operations of its facilities.

(d)  Foreign and Domestic Operations and Export Sales

For information regarding export sales, see Note 13 to the Consolidated Financial Statements in Item 8.


ITEM 2 - PROPERTIES

The Company maintains executive offices, the Secure Communications Division, and Food Technology Corporation at an approximately 36,800 sq. ft. subleased facility in northern Virginia. This facility, which is located in Chantilly, Virginia, is subleased through April 2001 from an unrelated third party. The total future rent commitments for the Chantilly facility is approximately $1,040,900. Manufacturing facilities for the Company's Enclosure Division are located in buildings owned by the Company in two locations: a 56,000 square foot industrial manufacturing plant in Johnstown, Pennsylvania; and a 38,500 square foot industrial manufacturing plant in Orlando, Florida. A minor portion of the Johnstown facility is leased to an unrelated third party.

During fiscal 1996 the Company entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility. Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal ($168,540 at May 31, 1996) and interest until the remaining principal is paid in full.

The Johnstown facility is also subject to a mortgage held by a local banking institution.

In addition, GKI owns a 19,000 square foot facility in Johnstown, Pennsylvania. The building is currently being leased by an unrelated third party for approximately $550 per month. The lease term covers three years, expiring in 1997 with an option to purchase.

The Company believes that its present facilities are adequate to meet its current production requirements.

ITEM 3 - LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which GKI or any of its subsidiaries is a party or of which any of their property is the subject.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the last quarter of fiscal year 1996.

                                    PART II


ITEM 5 - MARKET FOR GKI COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Effective November 21, 1991, the Company's Common Stock, $.25 par value per share, began trading on the American Stock Exchange ("AMEX") under the symbol "GKI." Prior to trading on the AMEX, the Company's Common Stock was traded on the NASDAQ National Market System from June 18, 1991 through November 20, 1991 under the symbol "GKIE" and prior to that was traded in the NASDAQ over-the-counter market. The table below presents the high and low sales prices as reported on the AMEX for the fiscal quarters within the two most recent fiscal years:

Quarter Ended                                        High             Low

May 31, 1996                                          7/8             7/16
February 28, 1996                                     7/8             7/16
November 30, 1995                                    15/16            1/16
August 31, 1995                                       1/2             1/16


May 31, 1995                                          9/16            1/8
February 28, 1995                                     3/4             7/16
November 30, 1994                                    15/16            9/16
August 31, 1994                                     1 3/8             1/2

The approximate number of holders of record of the Registrant's Common Stock, $.25 par value, as of August 19, 1996, was 1,060.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

The Company continues to be out of compliance with certain listing requirements of the American Stock Exchange by virtue of recent trading prices of its common stock as well as stockholders' equity and working capital deficits, recent losses and other factors. The Company is actively taking steps to address the Exchange's guidelines, and has recently met with representatives of the Exchange to discuss its situation and the basis of which a termination of listing might continue to be deferred, but there can be no assurance that a return to compliance will be accomplished or that the listing will be continued.

The Company anticipates that implementation of the 1-for-3 reverse stock split recommended by the American Stock Exchange and approved by shareholders at the 1995 Annual Meeting would be delayed until after the closing of the proposed transaction to sell the Secure Communications Division.

ITEM 6 - SELECTED FINANCIAL DATA

<CAPTION
                                                     Years ended May 31
                                       1992      1993       1994       1995       1996
                                            (in thousands, except per share data)
Income Statement Data:

Net Sales                           $17,299   $13,473    $12,596    $13,415    $15,368
Cost of sales                        15,972    10,929     11,116     10,061     11,668
                                     ------    ------     ------     ------     ------
Gross profit                          1,327     2,544      1,480      3,354      3,700
Selling, general,
  and administra-
  tive expenses                       5,726     4,416      3,586      3,177      3,170
Product research,
  development, and
  improvement
  expenses                            1,873       556      1,123      1,276        946
Write off of Research
  and Development
  Costs Acquired                          0         0        416          0          0
Write off of Goodwill                     0         0        862          0          0
                                     ------    ------     ------     ------     ------
Operating income
(loss)                               (6,272)   (2,428)    (4,507)    (1,099)      (416)
Gain on Sale of
  Rockville Building                      0         0       (553)         0          0
Interest expense,
  net                                   429       655        782        464        337
Income (loss)
  before income
  taxes                              (6,701)   (3,083)    (4,736)    (1,563)      (753)
Income tax
  (expense)
  benefit                               479         0          0          0          0
Net income (loss)                    (6,222)   (3,083)    (4,736)    (1,563)      (753)
                                     =======   =======    =======    =======      =====
Earnings (loss)
  per common
  share                               (2.94)     (.88)      (.85)      (.24)      (.12)
Cash dividends
per common share                          0         0          0          0          0
Weighted average
  shares and dilu-
  tive equivalents
  outstanding                         2,119     3,498      5,543      6,509      6,509

Balance Sheet and Other Data:

                                                         May 31

                                      1992      1993      1994      1995      1996
Working capital                    $(5,192)  $  (509)  $ 2,084   $ 2,405   $ 2,063
Cash                                    60        67       765       212       364
Total assets                        10,518     9,918     7,812     8,694     7,026
Net property, plant
  & equipment                        3,085     2,554     2,121     1,747     1,482
Capital
  expenditures                       1,294        68       317       155       188
Long-term
  liabilities                          977     4,771     8,248    10,063    10,092
Shareholders'
  equity (deficit)                  (1,939)   (1,722)   (3,950)   (5,492)   (6,224)
Depreciation and
  amortization                         682       703       671       527       500

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's consolidated statements of income for fiscal years 1994, 1995 and 1996 (each ended May 31), and select items as a percent of revenue.

                              Segment Information
                                 (in thousands)

Net Sales:

                                        1994         1995              1996

 Electronic Enclosure Division         7,802        6,420             7,585
 Secure Communications Division        4,194      $ 6,550           $ 7,253
 Food Technology Corporation             600          445               530
                                     -------      -------           -------
Total                                $12,596      $13,415           $15,368
                                     =======      =======           =======


Operating Income (Loss):
                                        1994         1995               1996

 Electronic Enclosure Division          (660)         486              1,488
 Secure Communications Division       (1,055)     $  (468)              (585)
 Food Technology Corporation             237           51                  0
 Corporate expenses                   (3,029)      (1,168)            (1,319)
                                     --------     --------           --------
Total                                $(4,507)     $(1,099)           $  (416)
                                     ========     ========           ========

                                                Percent of Revenue


                                        1994         1995               1996

Net sales                              100.0%       100.0%             100.0%
                                       ------       ------             ------
 Gross profit                           11.8%        25.0%              24.1%
 Operating expenses                    (47.6%)      (33.2%)            (26.9%)
                                       -------      -------            -------
Operating income (loss)                (35.8%)       (8.2%)             (2.7%)
Interest expense                        (6.2%)       (3.5%)             (2.2%)
Gain on sale of Rockville Building       4.4%         0.0%               0.0%
Income tax (provision) benefit           0.0%         0.0%               0.0%
                                       -------      -------             ------
 Net income (loss)                     (37.6%)      (11.7%)             (4.9%)
Results of Operations                  =======      =======             ======

Fiscal Year 1996 Compared to Fiscal Year 1995

Net sales for fiscal 1996 were $15.4 million as compared with $13.4 million for fiscal 1995, representing an increase of 14.6%. The Electronic Enclosure Division's net sales in fiscal 1996 totaled $7.6 million compared with $6.4 million in fiscal 1995. The increase was attributable to an increase in volume as a result of an increased sales effort and an increase in customer demand. Management believes this growth trend may continue into fiscal 1997.

There was also an increase in sales in the Secure Communications Division, which had net sales of $7.3 million in fiscal 1996 compared to $6.5 million in fiscal year 1995. This increase was due principally to deliveries to ANT (a supplier of fax machines to the German Government) of $3.2 million in fiscal 1996 as compared to $1.8 million in fiscal 1995. The final shipments to complete the ANT contract were made in April, 1996. The increase was offset by a lower average sales price on its TS-10 products sold through international resellers. The secure network products acquired from Verdix resulted in net sales of $242,000 in fiscal 1996, as compared to net sales of $329,300 in fiscal 1995. Based on future sales projections, the Company has decided to de-emphasize its secure network products in fiscal 1997. The Company's other operations are expected to continue to represent a minor portion of the Company's business in the near future.


The Company's sales to the United States government and its prime contractors represented approximately 64% and 62% of total net sales during the Company's fiscal years ended May 31, 1996 and May 31, 1995, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in United States government defense spending could adversely affect the Company's operating results. In particular, the principal customer for the Enclosure Division's products is the United States Navy which, directly or through its prime contractors, accounted for 99% of the Enclosure Division's revenues in fiscal year 1996. While the Company is not aware of present or anticipated reductions in United States government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States government defense spending in general will not have an adverse effect on sales of the Company's products in the future.

Gross profit for fiscal 1996 was approximately $3.7 million compared with approximately $3.4 million for fiscal 1995, representing an increase of approximately 10.6%. The gross profit for the Enclosure Division was approximately $2.0 million for the fiscal year ended May 31, 1996 compared to a gross profit of approximately $1.0 million for the prior fiscal year. The gross profit for the Secure Communications Division was approximately $1.7 million in fiscal 1996 compared to a gross profit of approximately $2.2 million in fiscal 1995.

The gross profit increase for the Electronic Enclosure Division was caused primarily by internal efficiencies and improvements in the manufacturing process, improvements in the estimation and bidding process, and targeting contracts which the Company can most efficiently manufacture. These procedures were implemented during fiscal 1995, but the full effect was not felt until 1996. The Company expects the trend to continue in fiscal 1997. The gross profit decrease for the Secure Communications Division was caused primarily by the write down in the fourth quarter of approximately $84,800 related to the VSLAN inventory, and a lower average sales price on the TS-10 product due to discounted prices for fax machines shipped to resellers for foreign governments.

Operating expenses for fiscal 1996 were approximately $4.1 million compared with $4.5 million for fiscal 1995, representing a decrease of 7.3%. Operating expenses as a percentage of net sales decreased from 33.2% in fiscal 1995 to 26.9% in fiscal 1996. The reduction in operating expenses occurred because of factors affecting Product Research, Development and Improvement Costs described below.

Product Research, Development and Improvement costs were approximately $.9 million in the year ended May 31, 1996, including a write off of VSLAN software of approximately $142,900 in the fourth quarter, compared to approximately $1.3 million in the year ended May 31, 1995. These costs are primarily related to SCD and consist primarily of hardware and software engineering, personnel costs and subcontracting costs. The markets for the Company's secure communications products are characterized by continuous technological change. Management believes that expenditures for product development will continue to be required for SCD. The decrease on fiscal 1996 expenses resulted primarily from the completion of certain VSLAN 5.0 and TS-21 facsimile machine development during fiscal 1996. Selling, General, and Administrative costs were approximately $3.2 million in the fiscal year ended May 31, 1996 compared to approximately $3.2 million in the prior fiscal year. The Company recorded a $100,000 increase in its allowance for doubtful accounts in the fourth quarter of 1996 as a specific reserve for a customer who has experienced financial difficulties.

Interest expense decreased from approximately $464,600 in fiscal 1995 to approximately $337,000 in fiscal 1996. This decrease occurred because the Company made less use of the accounts receivable factor during fiscal 1996 as compared to fiscal 1995.

Due to the net losses for fiscal 1996 and 1995, there was no material income tax expense for these years, nor were any additional income tax benefits available from the carryback of net operating losses. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of their realization. If the Company achieves profitable operations, they will be subject to alternative minimum taxes.



Fiscal Year 1995 Compared to Fiscal Year 1994

Net sales for fiscal 1995 were $13.4 million as compared with $12.6 million for fiscal 1994, representing an increase of 6.3%. There was a significant increase in sales in the Secure Communications Division, which had net sales of $6.5 in fiscal 1995 compared to $4.2 million in fiscal year 1994. This increase was due principally to deliveries of $1.77 million to ANT (a supplier of fax machines to the German Government) and to an increase in customer demand during the current fiscal year as compared to the prior fiscal year. In addition, the acquisition of the Secure Products Division of Verdix in 1994 resulted in net sales of $329,300 in fiscal 1995, as compared to net sales of $84,000 in fiscal 1994.

The increase in net sales in the Secure Communications Division in fiscal 1995 was offset by a decrease in the Electronic Enclosure Division net sales. The Enclosure Division's net sales in fiscal 1995 totaled $6.4 million compared with $7.8 million in fiscal 1994. The decrease was attributable to a decrease in demand and management's decision to target new contracts with higher profit margins for the fiscal year ended May 31, 1995 compared to the fiscal year ended May 31, 1994.

The Company's sales to the United States government and its prime contractors represented approximately 62% and 69% of total net sales during the Company's fiscal years ended May 31, 1995 and May 31, 1994, respectively. The principal customer for the Enclosure Division's products is the United States Navy which, directly or through its prime contractors, accounted for 96% of the Enclosure Division's revenues in fiscal year 1995.

Gross profit for fiscal 1995 was approximately $3.4 million compared with approximately $1.5 million for fiscal 1994, representing an increase of approximately 127%. The gross profit for the Secure Communications Division was approximately $2.2 million in fiscal 1995 compared to a gross profit of approximately $1.3 million in fiscal 1994, and the gross profit for the Enclosure Division was approximately $1.0 million for the fiscal year ended May 31, 1995 compared to a gross loss of approximately $19,000 for the prior fiscal year.

The gross profit increase for the Electronic Enclosure Division was caused primarily by management's decision to target new contracts with higher profit margins, improvements in manufacturing operations implemented during fiscal
1995, and a write off of approximately $165,000 in obsolete raw materials inventory during fiscal 1994. The gross profit increase for the Secure Communications Division was caused primarily by the volume increase in net sales discussed above.

Operating expenses for fiscal 1995 were approximately $4.5 million compared with $6.0 million for fiscal 1994, representing a decrease of 25%. Operating expenses as a percentage of net sales decreased from 47.6% in fiscal 1994 to 33.2% in fiscal 1995. The reduction in operating expenses occurred primarily because there had been two significant one time adjustments in fiscal 1994 totaling approximately $1.3 million, in addition to various factors affecting Selling, General and Administrative costs and Product Research, Development and Improvement Costs.

In fiscal 1994, management determined that cost in excess of net assets acquired (goodwill) related to the acquisition of Cryptek, Inc. was permanently impaired based on projected undiscounted future earnings of the Secure Communications Division related to the Cryptek products. Based on this decision a charge of $861,700 was made to the 1994 fiscal year operating expenses. Additionally, operating expenses for fiscal 1994 included a charge in the amount of approximately $416,200 for research and development projects in process acquired as part of the acquisition of the Secure Products division of Verdix. No similar one time write offs occurred in fiscal 1995.

Selling, General, and Administrative costs were approximately $3.2 million in the fiscal year ended May 31, 1995 compared to approximately $3.6 million in the prior fiscal year, a reduction of approximately $.4 million. The reduced expenses were primarily due to downsizing and other cost control efforts implemented by management, which are expected to continue.

Product Research, Development and Improvement costs were $1.3 million in the year ended May 31, 1995 compared to $1.1 million in the year ended May 31, 1994. During fiscal 1995, the Company capitalized $301,900 in software development costs relating to the secure local area network product new release (VSLAN 5.0) and certain software being developed for the TS-21 ruggedized facsimile machine. The capitalized software development costs offset increased expenses in the GKI Secure Communications due to a full year of VSLAN development costs, an increased effort to complete the development of the TS-21 facsimile machine as well as the ANTFAX facsimile machine.

In fiscal 1994, the Company recorded a one time gain of approximately $553,100 from the sale of the Company's Rockville, Maryland facility.

Interest expense decreased from approximately $782,600 in fiscal 1994 to approximately $464,600 in fiscal 1995. This decrease occurred because the Company did not finance accounts receivable during the first six months of fiscal 1995, and reduced the interest rate on the debt to the Company's principal investor in August 1994.

Due to the net losses for fiscal 1995 and 1994, there was no material income tax expense for these years, nor were any additional income tax benefits available from the carryback of net operating losses.

Liquidity and Capital Resources

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating loss for fiscal 1996 showed significant improvement over the prior three fiscal years. Management has taken action to reduce expenses, and to increase revenues and gross profit margins. To achieve profitability for fiscal 1997, the Company must continue to increase revenues and gross profit margins. In the Electronic Enclosure Division, productivity improvements along with efforts to target new contracts with higher profit margins for the Company resulted in a significant improvement in gross profits for the 1996 fiscal year as compared to the prior three fiscal years. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins to continue to operate profitably in fiscal 1997. In the Secure Communications Division, successful operations will depend, to a large extent, on the success of the new TS-21 and the division's ability to market the secured communications products overseas and to domestic markets. The division must also be able to continue to update its secure product line in order to meet current market demands and develop an adequate sales level for profitable operations. Management believes that it has taken appropriate steps to return the Company to profitability, however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability in fiscal 1997.

On July 29, 1996, the Company reached a preliminary understanding in principle to sell its Secure Communications Division to an undisclosed third party. The proposed transaction remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. A previous preliminary understanding reached on December 12, 1995 to sell the division to another third party had not progressed to a definitive agreement. The Company is not actively attempting to sell the division, but has considered certain offers as presented to it.

Management believes that cash on hand as of May 31, 1996 ($364,100), careful management of operating costs and cash disbursements, and accounts receivable financing to alleviate short term cash requirements should enable the Company to meet its cash requirements through May 31, 1997.

In August 1994 the Company restructured all of its outstanding debentures with Gutzwiller by issuing new convertible debentures. These debentures mature in 10 years, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum. Additionally, in September 1994 the Company received additional financing from Gutzwiller of approximately $1.66 million under the same terms and conditions as the newly restructured debentures. The conversion feature of the new financing was approved by the shareholders at an Annual Meeting of Shareholders held on October 28, 1994. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including without limitations exceptions for accounts receivable and other financing), to secure the obligations in respect of the debentures. Shares issuable upon conversion of such debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. At May 31, 1996, the balance due Reservoir was $146,500. The Company expects to continue to draw on this credit facility in the future to alleviate short-term cash requirements.

The Company has no significant commitments currently for capital expenditures for fiscal 1997 and does not expect capital expenditures to be significant. Commitments under operating leases, net of sublessee income, amount to $188,900 in fiscal 1997. Current maturities of long term debt, including obligations under capitalized leases, amount to $391,300 in fiscal 1997.

Analysis of Cash Flows


Operating activities provided approximately $.7 million in cash flows in fiscal 1996 as compared to using approximately $2.3 million in fiscal 1995. The $3.0 million increase principally reflects an improvement in the net loss of approximately $.8 million, a decrease of $1.9 million in cash used to fund changes in working capital items, and an increase of approximately $.3 million in non-cash expenses. In fiscal 1996 the Company had a decrease in accounts payable and accrued expenses of approximately $ 585,400 which was related primarily to the payment of older accounts, including accrued professional fees. In fiscal 1995 the Company had an increase in accounts payable and accrued expenses of approximately $408,200 resulting from slower payments of older payables as well as increased purchases in the last quarter of that year. Inventories increased by approximately $532,300 in the prior fiscal year as compared to an increase of approximately $514,700 in fiscal 1996. The fiscal 1996 inventory increase is offset in part by an additional inventory reserve of approximately $209,800 recorded during 1996. In the prior year accounts receivable increased by approximately $1.1 million as compared to a decrease of approximately $1.6 million in the current fiscal year. The decrease in current year accounts receivable is principally due to an decrease in sales in the last two months of fiscal 1996 as compared to the same period in fiscal 1995. Non-cash items increased by $.4 million, from $.7 million in fiscal 1995 to $1.1 million in fiscal 1996. The increase principally reflects the inventory reserve of approximately $209,800 and the write off of capitalized VSLAN software of approximately $142,900.

Cash used in investing activities was $148,800 in fiscal 1995 compared to approximately $183,100 in fiscal 1996. The Company's primary investing activities in both 1996 and 1995 consisted of the purchase of property, plant and equipment.

Cash provided by financing activities amounted to approximately $1.9 million in fiscal 1995 as compared to using approximately $.4 million in fiscal 1996. In fiscal 1996 the Company used the $.4 million to repay advances from the factor and to repay certain long term mortgage debt. In fiscal 1995 the Company had received approximately $1.6 million in additional proceeds from the sales of Debentures to Gutzwiller.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
General Kinetics Incorporated
Chantilly, Virginia


We have audited the accompanying consolidated balance sheets of General Kinetics Incorporated and subsidiary as of May 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 1996. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated and subsidiaries of May 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1996 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11, in fiscal 1995, the Company changed its method of accounting for its Employee Stock Ownership Plan.


                                               /s/ BDO Seidman, LLP
                                                   BDO Seidman, LLP
Washington, DC
August 9, 1996

                  GENERAL KINETICS INCORPORATED AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          As of May 31, 1996, and 1995


                                                                                1996            1995
Assets

Current Assets:
        Cash and cash equivalents                                           $  364,100      $  212,200
        Accounts receivable, net of allowance, $249,700 and $181,400         1,325,500       3,045,000
        Inventories                                                          3,505,900       3,201,000
        Prepaid expenses and other                                              24,600          69,300
                                                                            ----------      ----------
        Total Current Assets                                                 5,220,100       6,527,500
                                                                            ----------      ----------

Property, Plant and Equipment                                                6,869,300       6,697,700
Less:  Accumulated Depreciation                                             (5,387,600)     (4,950,300)
                                                                            ----------      ----------
                                                                             1,481,700       1,747,400
Other Assets, principally capitalized software of $206,100 and $300,600        324,000         419,400

        Total Assets                                                        $7,025,800      $8,694,300
                                                                            ==========      ==========


Liablilities and Stockholders' Deficit

Current Liabilities:
        Advances from factor                                                $  146,500      $  407,000
        Current maturities of long-term debt                                   244,800         364,500
        Accounts payable, trade                                              1,541,600       2,189,100
        Accrued expenses and other payables                                  1,224,400       1,162,300
                                                                            ----------      ----------
        Total Current Liabilities                                            3,157,300       4,122,900
                                                                            ----------      ----------

Long-Term debt - less current maturities (including
        $8,966,700 and $8,885,900 due to controlling shareholder)            9,800,100       9,765,700
Other long-term liabilities                                                    292,300         297,400
                                                                            ----------      ----------
        Total Long-Term Liabilities                                         10,092,400      10,063,100
                                                                            ----------      ----------

        Total Liabilities                                                   13,249,700      14,186,000
                                                                            ----------      ----------

Stockholders' Deficit:
        Common Stock, $0.25 par value, 50,000,000 and 10,000,000             1,759,000       1,759,000
            shares authorized, 7,035,557 shares issued, 6,508,925
            shares outstanding
        Additional Contributed Capital                                       7,186,900       7,466,400
        Accumulated Deficit                                                (14,719,600)    (13,966,900)
                                                                           -----------     -----------
                                                                            (5,773,700)     (4,741,500)
        Less:  Unearned ESOP shares                                                  -        (300,000)
                  Treasury Stock, at cost (526,632 shares)                    (450,200)       (450,200)
                                                                           -----------     -----------
        Total Stockholders' Deficit                                         (6,223,900)     (5,491,700)
                                                                           -----------     -----------

        Total Liabilities and Stockholders' Deficit                        $ 7,025,800     $ 8,694,300
                                                                           ===========     ===========


The accompanying notes are an integral part of the above statements.

                  GENERAL KINETICS INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended May 31, 1996, 1995, and 1994


                                                       1996            1995            1994
Net Sales                                         $ 15,368,400    $ 13,414,500    $ 12,596,300
Cost of Sales                                       11,668,200      10,061,900      11,115,900
                                                  ------------    ------------    ------------
Gross Profit                                         3,700,200       3,352,600       1,480,400
                                                  ------------    ------------    ------------

Selling, General & Administrative                    3,170,000       3,176,600       3,586,200

Product Research, Development & Improvement            945,900       1,275,300       1,122,900

Write off of Research & Development costs acquired           -               -         416,200

Write off of Goodwill                                        -               -         861,700
                                                  ------------    ------------    ------------

Total Operating Expenses                             4,115,900       4,451,900       5,987,000
                                                  ------------    ------------    ------------

Operating Loss                                        (415,700)     (1,099,300)     (4,506,600)

Gain on Sale of Rockville Building                           -               -        (553,100)

Interest Expense                                       337,000         464,600         782,600
                                                  ------------    ------------    ------------

Net Loss                                          $   (752,700)   $ (1,563,900)   $ (4,736,100)
                                                  ============    ============    ============

Net Loss per share                                $      (0.12)   $      (0.24)   $      (0.85)
                                                  ============    ============    ============

Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding               6,508,925       6,508,925       5,543,202
                                                  ============    ============    ============


The accompanying notes are an integral part of the above statements.

                                                           Additional                                                Total
                                         Common Stock      Contributed    Accumulated    Treasury     Unearned    Stockholders'
                                    Shares       Amount      Capital        Deficit        Stock     ESOP Shares    Deficit
Balance, May 31, 1993             5,560,557   $ 1,390,200   $5,904,900   $ (7,666,900)   $(450,200)   $(900,000)   $(1,722,000)

  Net Loss                                                               $ (4,736,100)                             $(4,736,100)

  ESOP Compensation                                                                                   $ 300,000    $   300,000

  Issuance of 1,475,000 shares
  of common stock                 1,475,000   $   368,800   $1,839,300   $          -    $       -    $       -    $ 2,208,100
                                  ---------   -----------   ----------    -----------    ---------    ---------    -----------

Balance, May 31, 1994             7,035,557   $ 1,759,000   $7,744,200   $(12,403,000)   $(450,200)   $(600,000)   $(3,950,000)

  Net Loss                                                               $ (1,563,900)                             $(1,563,900)

  ESOP Compensation                       -   $         -   $ (277,800)  $          -    $       -    $ 300,000    $    22,200
                                  ---------   -----------   ----------   ------------    ---------    ---------    -----------

Balance, May 31, 1995             7,035,557   $ 1,759,000   $7,466,400   $(13,966,900)   $(450,200)   $(300,000)   $(5,491,700)

  Net Loss                                                               $   (752,700)                             $  (752,700)

  ESOP Compensation                       -   $         -   $ (279,500)  $          -    $       -    $ 300,000    $    20,500
                                  ---------   -----------   ----------   ------------    ---------    ---------    -----------

Balance, May 31, 1996             7,035,557   $ 1,759,000   $7,186,900   $(14,719,600)   $(450,200)   $       -    $(6,223,900)
                                  =========    ===========   ==========   ============    =========    =========    ===========

The accompanying notes are an integral part of the above statements.

                  GENERAL KINETICS INCORPORATED AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the years ended May 31, 1996, 1995, and 1994


                                                            1996            1995            1994
Cash Flows From Operating Activities:
Net Loss                                                 $(752,700)     $(1,563,900)    $(4,736,100)
  Adjustments to reconcile net loss
  to net cash used in operating activities:
    Depreciation and amortization                          500,400          527,300         671,400
    Write off of VSLAN Software                            142,900
    Write off of goodwill                                                                   861,700
    Gain on sale of Rockville Building                                                     (553,100)
    Write off of Research & Development Costs Acquired                                      416,200
    Loss (Gain) on disposal of equipment                     1,100           (3,300)        (15,900)
    ESOP compensation                                       20,500           22,200         300,000
    Amortization of bond discount                           64,600           94,400         215,900
    Bad Debt Allowance                                     119,600           95,000          25,500
    Inventory Reserve                                      209,800                -         349,000
  (Increase) Decrease in Assets:
    Accounts Receivable                                  1,599,900       (1,123,200)        745,700
    Inventories                                           (514,700)        (532,300)        677,200
    Prepaid Expenses                                        44,700           78,000          12,200
    Other assets - Software Development Costs             (101,100)        (301,900)
    Other assets                                               900          (26,200)        (55,000)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                              (647,500)         372,500        (278,700)
    Accrued Expenses                                        62,100           35,700        (945,000)
    Other Long Term Liabilities                             (5,100)           2,200        (162,600)
                                                        ----------       ----------      ----------

        Net cash provided/(used) in Operating Activites    745,400       (2,323,500)     (2,471,600)
                                                        ----------       ----------      ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment            (187,500)        (154,600)       (316,800)
  Net proceeds from sale of property, plant and equipment    4,400            5,800         917,000
  Acquisitions of Verdix Secure Products Division                -                -        (884,700)
                                                        ----------       ----------      ----------

        Net cash used in Investing Activities             (183,100)        (148,800)       (284,500)
                                                        ----------       ----------      ----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                              1,639,700        3,255,400       5,352,700
  Repayments of Advances from Factor/
    Demand Notes Payable                                (1,900,200)      (2,848,400)     (5,770,500)
  Borrowings on Long Term Debt                              90,000        1,713,500         170,000
  Repayments on Long Term Debt                            (239,900)        (201,200)       (926,200)
  Proceeds from sale of subordinated debentures                  -                -       2,420,000
  Proceeds from Issuance of Common Stock                         -                -       2,208,100
  Stock issued to employees                                      -                -               -
                                                       -----------       ----------      ----------

        Net cash provided/(used) by Financing Activities  (410,400)       1,919,300       3,454,100
                                                       -----------       ----------      ----------

Net (decrease) increase in cash and cash equivalents       151,900         (553,000)        698,000

Cash and Cash Equivalents:  Beginning of Period            212,200          765,200          67,200
                                                       -----------       ----------      ----------
Cash and Cash Equivalents:  End of Period              $   364,100       $  212,200      $  765,200
                                                       ===========       ==========      ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                           $   355,088       $  442,100      $  561,000
    Income Taxes                                                 -           65,500          23,000
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
         value of ESOP shares                          $   279,500       $  277,800               -
    Debentures exchanged in Debt Restructuring                           $7,192,700               -


The accompanying notes are an integral part of the above statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF MAY 31, 1996 AND 1995


1. FUTURE PROSPECTS AND RECENT OPERATIONS:

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating loss for fiscal 1996 showed significant improvement over the prior three fiscal years. Management has taken action to reduce expenses, and to increase revenues and gross profit margins. To achieve profitability for fiscal 1997, the Company must continue to increase revenues and gross profit margins. In the Electronic Enclosure Division, productivity improvements along with efforts to target new contracts with higher profit margins for the Company resulted in a significant improvement in gross profits for the 1996 fiscal year as compared to the prior three fiscal years. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins to continue to operate profitably in fiscal 1997. In the Secure Communications Division, successful operations will depend, to a large extent, on the success of the new TS-21 and the division's ability to market the secured communications products overseas and to domestic markets. The division must also be able to continue to update its secure product line in order to meet current market demands and develop an adequate sales level for profitable operations. Management believes that it has taken appropriate steps to return the Company to profitability, however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability in fiscal 1997.

In July 1996, the Company reached a preliminary understanding in principle to sell its Secure Communications Division to an undisclosed third party. The proposed transaction remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. Because of the preliminary nature of the understanding among other things the Company is unable to determine with certainty whether there may be a loss or gain on any ultimate disposition of the division. A previous preliminary understanding reached on December 12, 1995 to sell the division to another third party did not progress to a definitive agreement. The Company is not actively attempting to sell the division, but has considered certain offers as presented to it.

During fiscal 1996 the Company reviewed the government and commercial market for VSLAN and VSIP secure network products and determined that it would not be able make material new sales in this marketplace without significant additional investment in product development, sales, and marketing. Accordingly during the fourth quarter of fiscal 1996, the Company wrote off capitalized software costs of $142,900 and certain related inventory totaling $84,800 in connection with the VSLAN products.

At its 1995 Annual Meeting the Company's shareholders approved a 1-for-3 reverse stock split which had been recommended by the American Stock Exchange in light of the relatively low price per share which such stock has traded in the recent past, which among other things is not in compliance with certain listing requirements of the Exchange. The Company does not anticipate implementing the reverse stock split until after the closing of the proposed transaction to sell the Secure Communications Division.

In August 1994 the Company  restructured  all of the  outstanding  debentures to
Gutzwiller  and  Partner,   A.G.   (Gutzwiller)by   issuing  new   convertible
debentures. The debentures mature in 10 years, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually. The Company also received additional financing of approximately $1.66 million in September 1994 under the same terms and conditions as the newly restructured debentures. The conversion feature of the financing was approved by the shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. Subsequent to September 1994, the Company has been able to finance its operations from borrowings from the factor and current operations.

Management believes that cash on hand as of May 31, 1996 ($364,100), careful management of operating costs and cash disbursements, and accounts receivable financing to alleviate short term cash requirements should enable the Company to meet its cash requirements through May 31, 1997.


2. NATURE OF BUSINESS:

The Company and its subsidiaries operate in three separate lines of business: electronic enclosure and precision equipment (EED), secure communications products (SCD), and food testing and optical sorting equipment (FTC). EED designs, manufactures, and sells specialty metal products such as environmental enclosures and rack mounting systems for the installation of electronics. SCD primarily designs, manufactures, sells, and services various models of secure facsimile machines. These machines and products are produced in the United States and sold
both   domestically   and   internationally.   FTC   designs, manufactures,  and
sells food testing equipment and optical sorting equipment to in-plant quality assurance and to research programs.



3. SIGNIFICANT ACCOUNTING POLICIES:

The Company's significant accounting policies are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of General Kinetics Incorporated and its wholly owned subsidiary, Food Technology Corporation (collectively, the Company), after elimination of intercompany accounts and transactions.


Cash and Cash Equivalents

The Company classifies all temporary investments with a maturity of less than three months as cash equivalents.


Revenue Recognition and Profit Determination

In the Electronic Enclosure Division, contract revenues, sales, and cost of sales on fixed-price contracts are generally recorded when units are delivered based on the profit rate anticipated on the contracts at completion. The Company's contracts are primarily fixed price. Sales and cost of sales from cost reimbursable and time-and-materials contracts are recognized as costs are incurred. Profits expected to be realized on contracts are based on total sales value and estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of change. Amounts in excess of the agreed-upon contract price for customer caused delays, errors, and change orders are recognized in contract value if it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. Losses on contracts are recorded in full as soon as they become known. The Secure Communications Division recognizes revenue upon shipment of goods.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).


Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. The Company provides depreciation and amortization on an accelerated basis for machinery and equipment and furniture and fixtures and on a straight-line basis for all other assets over the following estimated useful lives.


Buildings and improvements                                18 to 45 years
Machinery and equipment                                   3 to 7 years
Furniture and fixtures                                    5 to 7 years
Transportation equipment and other                        3 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are charged against income as incurred; betterments which increase the value or materially extend the life of the asset are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

Costs in Excess of Net Assets Acquired

The Company periodically evaluated its costs in excess of net assets acquired for possible impairment. During the 1994 fiscal year, management determined that the goodwill related to the acquisition of Cryptek was permanently impaired based on an analysis of projected undiscounted future operations. Accordingly, the remaining unamortized balance of $861,722 was written off in the fourth quarter of fiscal 1994.


Warranty Reserve

The Company accrues for anticipated future warranty obligations when revenue on units sold is recognized.

Product Research, Development and Improvements

Costs associated with product research, development and improvements are expensed as incurred.


Other Assets

Costs incurred to establish the technological feasibility of a computer software product are considered research and development costs and are expensed as incurred. When the technological feasibility of a software product has been established, development costs subsequent to that date are capitalized. Capitalization of these costs ceases when the product is considered available for general release to customers. Amortization of capitalized software development costs is computed using the straight line method which exceeds the amortization based on the anticipated revenue stream. The products that are currently being amortized have estimated lives of three years.


Income Taxes

The Company accounts for income taxes under the asset and liability method which requires that deferred tax assets and liabilities be recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The recognition of net deferred assets is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.


Net Income (Loss) Per Share

Net income (loss) per share is computed on the weighted-average number of common shares and dilutive equivalents outstanding during the year using the treasury stock method. Common stock equivalents consist of convertible debentures (see
Note 8) and stock options (see Note 12). The net loss per share computations excludes the common stock equivalents because they are antidilutive.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of May 31, 1996, the estimates used in the financial statements are adequate based on the information currently available.


Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the
current  year  presentation.   These   reclassifications  have  no  effect  upon
previously reported results of operations.


4. CREDIT  RISK

For the years ended May 31, 1996, 1995, and 1994, the Company's net sales to the U.S. government and/or subcontractors accounted for 64%, 62%, and 69%, respectively, of consolidated net sales, and the Company's sales to foreign customers accounted for 32%, 26%, and 18%, respectively, of consolidated net sales. For the year ended May 31, 1996 and 1995, one foreign customer accounted for 20% and 13%, respectively, of consolidated net sales and 0% and 22%, respectively, of consolidated year end accounts receivable, while no foreign customer accounted for 10% or more of consolidated net sales or receivables for the year ended May 31, 1994. A Substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in department of defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's EED division is intense as they primarily operate in a mature industry. Competition for SCD products is less intense, but the division requires ongoing research and development costs to maintain its competitiveness. The Company's uncollectible receivables have historically not been material. In the fourth quarter of 1996, the Company did record an additional $100,000 reserve for one specific customer. Refer to segment information disclosures at Note 17. The Company has a cash balance with a bank in excess of the federally insured limit.


5. SECURE PRODUCTS DIVISION ACQUISITION

In January 1994, the Company acquired the net assets of the Secure Products Division(SPD or the Division) of Verdix Corporation (Verdix) pursuant to an asset purchase agreement. SPD developed and marketed security products, including Secure Local Area Networks, designed to protect information from unauthorized access. Prior to the transaction SPD was a wholly-owned division of Verdix. The transaction has been accounted for as a purchase. The purchase price of $812,500, together with direct acquisition costs, have been allocated to the assets acquired and the liabilities assumed based upon estimated fair values as follows:


Research and Development Projects in Process            $416,200
Property, Plant, and Equipment                           165,200
Prepaid Expenses                                         133,000
Accounts Receivable                                      119,400
Inventory                                                 97,000
Liabilities Assumed and Direct Acquisition Costs        (118,300)
                                                        --------
                                                        $812,500
                                                        ========

Amounts allocated to research and development projects in process were charged to expense in January 1994.


The unaudited proforma information presented below reflects the acquisition of SPD as if it occurred on June 1, 1993.

                                                    Unaudited
                                                  (000's omitted)
                                                 -----------------
                                              Year Ended May 31, 1994

Revenue                                               $12,797
                                                      =======

Net Loss                                              $(5,856)
Net Loss per Share                                    $ (1.06)

The weighted average shares outstanding used to calculate the proforma net loss per share gives effect to shares issued in order to fund the acquisition of SPD.


6.    INVENTORIES

Inventories consist of the following:

                                                         May 31,
                                                    ---------------
                                                 1996             1995

Work in process                               $1,844,900       $1,848,000
Raw materials                                  2,275,800        1,758,000
Inventory reserve                               (614,800)        (405,000)
                                               ---------        ---------
          Total                                3,505,900       $3,201,000
                                               =========        =========

Work in process represents actual production costs, including manufacturing overhead incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced under multiunit orders. Work in process is reduced by charging any amounts in excess of estimated realizable value to cost of sales as soon as they become known.

An analysis was performed by management on the May 31, 1994 raw material inventory. Accordingly, an additional reserve of $345,000 was established during the fourth quarter of fiscal 1994 for possible obsolete and defective inventory. Similar analyses were performed at May 31, 1996 and 1995 and an additional obsolescence reserve of $125,000 was recorded in the fourth quarter of 1996.

As discussed in Note 1, during the fourth quarter of fiscal 1996 the Company wrote off approximately $84,800 of inventory associated with the VSLAN products. This adjustment was included in the cost of sales.

7.  PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consisted of the following on May 31:

                                             1996                 1995

Machinery and equipment                   $3,383,500          $ 3,365,500

Buildings and improvements                 1,899,300            1,899,300

Furniture and fixtures                       921,000              843,000

Transportation equipment and other           565,500              489,900

Land                                         100,000              100,000
                                           ----------          ----------
                                           6,869,300            6,697,700
  Less- Accumulated
    depreciation and
    amortization                           5,387,600           (4,950,300)
                                           ---------           ----------

       Net property, plant and
         equipment                        $1,481,700            1,747,400
                                           =========           ==========

Depreciation expense for the years ended May 31, 1996, 1995, and 1994 was $447,700, $526,000, and $570,600, respectively.


8. CAPITALIZED SOFTWARE COSTS

During the fiscal year ended May 31, 1995, the Company began capitalizing internally developed software costs relating to VSLAN products and certain software being developed for the TS-21 ruggedized facsimile machine. As discussed in Note 1, during the fourth quarter of fiscal 1996, the Company wrote off approximately $142,900 of capitalized software costs associated with VSLAN products. This adjustment was included in product research, development and improvements.

Software development costs at May 31, 1996 and 1995 consist of the following:

                                        1996                      1995

Balance, beginning of year            $300,600                       $0

Costs capitalized                      101,100                  301,900

Write-offs                            (142,900)                       0

Amortization                           (52,700)                  (1,300)
                                      --------                 --------

Balance, end of year                  $206,100                 $300,600
                                      ========                 ========



9. ADVANCES FROM FACTOR

The Company sells a portion of its trade receivables to a commercial factor with recourse. The agreement allows the Company to take advances of 80% on all factored receivables. The factor charges the Company a fee of 1.1% of all amounts factored. The total amount of advances outstanding at May 31, 1996 and May 31, 1995, including unpaid fees, was $146,500 and $407,000, respectively. Outstanding advances are collateralized by the Company's accounts receivable.


10. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consisted of the following on May 31.

                                              1996               1995
Billings in excess of costs incurred
                                           $   69,000         $   83,600

Employee vacations                            223,300            244,800

Outside commissions                            24,400             31,100

Salaries and wages                             78,300            125,300

Other                                         829,400            677,500
                                           ----------         ----------
                                           $1,224,400         $1,162,300
                                           ==========         ==========

11. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consisted of the following on May 31:

                                               1996              1995

Subordinated Debt Originally Issued to
Controlling Stockholder
(See discussion below
 for terms)

1994 Convertible Subordinated
Debentures                                  9,500,000          9,500,000


     Other

Real estate mortgage collateralized
by first deed of trust and security
interest in certain real property.
Payable in 180 equal installments
through November 2006, plus interest
at prime plus 1.0% (9.5% at May 31,
1996).                                        822,400            865,500

Bond payable collateralized by a
first deed of trust and security
interest in real and personal
property. Payable in monthly
installments of $10,000, including
principal and interest at 68% of
prime (5.78% at May 31, 1996).                168,500            253,600

Other notes payable and capitalized
leases with interest rates between
7% and 15.7% at May 31, 1996, and
approximate monthly aggregate payments
of $8,800.                                    233,800            109,000
                                           ----------         ----------
                                          $10,724,700        $10,728,100

       Less: Current Maturities              (391,300)          (364,500)
       Unamortized discount on
        debentures                           (533,300)          (597,900)
                                           ----------         ----------
 Long-term debt                           $ 9,800,100        $ 9,765,700
                                           ==========         ==========

The amount of unamortized discount on Convertible Subordinated Debentures originally issued to Gutzwiller at May 31, 1996, is as follows:

                                   Face         Unamortized       Carrying
                                Amount Due       Discount          Amount

Convertible Subordinated
  Debentures                    $9,500,000        $533,300       $8,966,700

In connection with the restructuring of the Gutzwiller debt, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The total amount of discount amortization for the years ending May 31, 1996 and 1995 was $64,600 and $94,400, respectively.

On December 14, 1992, the Company issued to Gutzwiller, Convertible Subordinated Debentures (the Convertible Debentures) in an aggregate face amount of $2.75 million, with an effective date of October 20, 1993, the date of an initial cash advance by Gutzwiller. The Convertible Debentures were sold for $2 million. The entire principal was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

On March 30, 1993, Gutzwiller provided a further $2.5 million subordinated loan to the Company. This loan was evidenced by Series A and Series B Subordinated Debentures. The Series A Debentures, issued in the aggregate face amount of $1.5 million, dated as of March 30, 1993, matured on March 30, 1994 and were repaid in full (see discussion of Series D debentures below). The Series B Debentures, dated as of March 30, 1993, were to mature in two years and were issued in the aggregate face amount of $1 million with proceeds to the Company, net of prepaid interest, equaling $920,000. The entire principal of the Series B Debentures was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

In the 1994 fiscal year, Gutzwiller provided a further $2 million subordinated loan to the Company. This loan was evidenced by Series C Subordinated Debentures. The Series C Debentures, dated as of August 15, 1993, matured in one year and were issued in the aggregate face amount of $2 million, with proceeds to the Company, net of discount, equaling $1.92 million. The entire principal was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

In addition, during fiscal 1994 Gutzwiller provided a further $2.0 million subordinated loan to the company. This loan was evidenced by newly issued Series D and E Subordinated Debentures. The Series D Debentures, dated as of March 30, 1994 were to mature in one year and were issued in the aggregate face amount of $1.5 million, bearing interest at 4% per year, the proceeds of which were used by the company to repay in full the Series A Debentures discussed above. The Series E Debentures dated as of March 30, 1994 were to mature in one year and were issued in the aggregate face amount of $500,000, bearing interest at 4% per year. The entire principal of the Series D and E Subordinated Debentures was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

During the 1995 fiscal year, in August 1994, the Company restructured all of the outstanding debentures by issuing new convertible debentures to Gutzwiller. The debentures mature in 10 years, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable in arrears at maturity. Additionally, the Company received additional financing in September 1994 of approximately $1.66 million under the same terms and conditions as the restructured debentures. The conversion feature of the financing was approved by the shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the debentures. Shares issuable upon conversion of such debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.



Other Real Estate Mortgage Loans

The Company has a real estate mortgage agreement on the Company's Johnstown facility that contains certain covenants which include restrictions on capital expenditures and dividend payments and a requirement that the Company maintain certain financial ratios (including minimum tangible net worth and total liabilities to tangible net worth). The Company was in violation of certain loan covenants as of May 31, 1996, however, the lender has agreed to waive the violations through May 31, 1997.

Additionally, the above real estate mortgage agreement contains a subjective covenant which could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

During fiscal 1996 the Company entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility. Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal($168,540 at May 31, 1996) and interest until the remaining principal is paid in full.

Future principal maturities of debt are as follows:


                  Year Ending
                    May 31,

                      1996                $   391,800
                      1997                    110,000
                      1998                     57,500
                      1999                     63,300
                      2000                     69,800
                      Thereafter           10,032,300
                                           ----------
                                          $10,724,700
                                           ==========


12. INCOME TAXES:

The Company and its subsidiaries file consolidated Federal income tax returns. Due to net losses for the years ended May 31, 1996, 1995 and 1994 there was no material income tax expense for these years, nor were any additional income tax benefits available from the carryback of net operating losses.

Principal items comprising net deferred income tax assets, at May 31, are as follows:

                                                        1996         1995

 Net operating loss carryforward                     $3,202,000   $2,885,000
 R & D and other credit carryforwards                   148,000      148,000
 Purchased R & D costs                                  134,000      144,000
 Inventory reserves                                     258,000      175,000
 Allowance for doubtful accounts                         93,000       69,000
 Excess financial statement depreciation                 93,000      204,000
 Accrued Vacations                                       60,000       72,000
 Other accrued liabilities                               66,000       67,000
 Accrued professional fees                               94,000      198,000
 Interest & bond discount amortization                        -       85,000
 Deferred compensation                                  111,000      113,000
                                                     ----------   ----------
         Total deferred tax assets                   $4,259,000   $4,160,000

 Valuation allowance                                 (4,259,000)  (4,160,000)
                                                     ----------  -----------
                  Net deferred tax asset                      -            -
                                                     ==========  ===========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.


As of May 31, 1996, the Company has NOL carryforwards for Federal and state income tax reporting purposes of approximately $8,427,000, which expire at various dates through 2010. The Company has research and development, and other credit carryforwards for Federal income tax reporting purposes of approximately $389,000. The amount of net operating losses and credits available to be used in any given year will be limited as a result of the change in control described in
Note 1.



13. COMMITMENTS AND CONTINGENCIES:

Leases

The Company has completed negotiations during fiscal 1996 on a new five year lease for approximately 36,800 square feet of space in the building in Chantilly, Virginia which previously housed SCD. The Company moved its executive offices and the FTC operation into this facility along with the SCD in September 1995. The lease for the Chantilly facility requires the Company to pay for its pro rata share of the taxes, insurance, and maintenance. The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2001.

At May 31, 1996, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

                Year Ending
                  May 31,

                   1997               $219,600
                   1998                205,500
                   1999                211,700
                   2000                217,800
                   2001                186,300

                                      ---------
                                      1,040,900
    Less-  Sublease
       income
   (through May 31, 1997)                30,700
                                      ---------
                                      1,010,200
                                      =========


Amounts charged to operations for operating leases amounted to $228,800, $293,000, and $266,300, for the years ended May 31, 1996, 1995 and 1994, respectively. These amounts were offset by annual sublease income of approximately 49,000, $47,900, and $74,300, respectively.

Orlando Facility

In connection with the renegotiation of the mortgage on the Orlando facility during fiscal 1996 an environmental study was undertaken which preliminarily indicated that the ground water might contain contaminants, approaching or exceeding regulatory standards, which might be attributable to another company's neighboring facility. That company was notified, conducted a site assessment, and then agreed to bear responsibility for any costs associated with remediation. The neighboring company has indicated that it has completed its monitoring and remediation procedures and contaminant levels are now below the regulatory standards. The Company is currently awaiting notification from the Florida Department of Environmental Protection that it has been released from further responsibility associated with this matter and does not believe that they will incur any future costs in this regard. Accordingly, the Company has not recorded any provision for loss with respect to this matter.


14. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 1996.


Defined Contribution Plans

The Company has a defined contribution plan covering its union employees. Total related pension expense charged to income was approximately $56,500, $50,300, and $63,500, in fiscal 1996, 1995 and 1994, respectively. The plan, as required by a union contract, requires the Company to make an annual contribution equal to 5 percent of the individual union employee's earned wages.

In 1992, the Company adopted a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses charged to income were approximately 25,400, $24,000, and $39,100, for fiscal years 1996, 1995 and 1994, respectively.

Employee Stock Ownership Plan and Trust Agreement (ESOP)

The Company has a noncontributory, qualified ESOP plan covering its nonunion, full-time employees, who are at least 21 years of age. On April 19, 1991, the Company funded the ESOP through a borrowing with its principal bank in the amount of $1,500,000. The ESOP used the proceeds of a $1,500,000 loan from the Company to purchase approximately 171,500 newly issued common shares of the Company. The shares are shown as outstanding in the consolidated balance sheet. These shares were earned and allocated to eligible employees over a five-year period. As of May 31, 1996, all of the shares have been earned and allocated. The related receivable from the ESOP was reflected as a reduction of stockholders equity in the accompanying financial statements as the receivable was reduced by company contributions to the ESOP.

Effective  June 1,  1994,  the  Company  adopted  Statement  of  Position  93-6:
Employer's Accounting for Employee Stock Ownership Plans (SOP 93-6) issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Under SOP 93-6, the Company records compensation expense based on the average market value of the common shares at the time such shares are earned by participants in the ESOP plan, at which time such shares become outstanding for earnings-per-share computations. Prior to the adoption of SOP 93-6, the Company recorded compensation expense based on the market value of the common shares, earned by participants, at the time the plan was funded. Dividends on shares held by the ESOP, if any, are expected to be clearly immaterial. Compensation expense related to the ESOP plan for the fiscal years ended May 31, 1996, 1995, and 1994 amounted to $20,500, 22,100, and $300,000, respectively.

The application of SOP 93-6 is accounted for prospectively from the June 1, 1994 effective date and, accordingly, implementation of the SOP does not give rise to a cumulative effect adjustment or a restatement of previously released financial statements. The effect on the results of operations from the implementation of this SOP was to reduce both operating expenses and net loss for fiscal years ended May 31, 1996 and 1995 by $279,500 and $277,900, respectively, as compared with the fiscal year ended May 31, 1994. Prior to April 19, 1991, the Company's ESOP was inactive.


Deferred Compensation Retirement Plan

The Company has an unfunded deferred compensation plan under which it is committed to provide two retired officers and one surviving spouse of a retired officer with joint and survivor's lifetime annuity payments, beginning upon retirement at age 65. The lifetime annuity provides the retired officer with an annual stipend of 16 percent of base salary at the time of retirement. Upon the officer's death, a surviving spouse is entitled to receive one-half of that amount for such spouse's lifetime. The Company provides on an annual basis for anticipated payments under this plan, using an average discount rate of 10 percent and the most recent life expectancy of each individual covered.

Compensation related to this plan totaled approximately $38,400, $38,400, and $37,400, in fiscal 1996, 1995 and 1994, respectively. As of May 31, 1996, 1995 and 1994, deferred compensation recorded in the consolidated balance sheets was approximately $292,300, $297,400, and $295,200, respectively, and was all attributable to retirees currently receiving benefits.


15. STOCK OPTIONS:

The Company has seven incentive stock option plans under which stock options may be granted. The Company has reserved 2,100,000 common shares for issuance under these plans. Under all five plans, options are granted for periods up to ten years and at the fair market value at the date of grant. Canceled options become available for grant upon cancellation.

The 1989 Stock Option Plan was approved by the stockholders on November 30, 1989. Under the 1989 plan, of the 150,000 options available, 11,500 options, net of cancellations, have been granted at an average exercise price of $7.00. No options were exercised under this plan during fiscal 1995, 1994 and 1993. There are 11,500 outstanding options under this plan as of May 31, 1996.

The 1990 Stock Option Plan was approved by the stockholders on November 13, 1990. Under the 1990 plan, 100,000 options are available for grant. There are no options outstanding under this plan, as of May 31, 1996. No options were exercised under this plan during fiscal 1996, 1995 and 1994.

The 1991 Stock Option Plan was approved by the stockholders on November 19, 1991. Under the 1991 plan, 375,000 options are available for grant through November 18, 2001, with no more than 125,000 options granted in any one fiscal year. There are 128,250 options outstanding, net of cancellations, of which 128,250 are exercisable at May 31, 1996 at an average exercise price of $2.17.

The Company adopted the 1991 Nonemployee and Directors Stock Option Plan on November 19, 1991. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 100,000 shares of the Company's common stock. Options may be granted through November 18, 2001. As of May 31, 1996, there are 9,500 options outstanding at an average exercise price of $2.57.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year. Of the options available, 105,000 options were granted during fiscal 1995, at an average exercise price of $.32, and 28,277 were granted during fiscal 1996, at an average exercise price of $.563. At May 31, 1996 there are 78,277 options, net of cancellations, outstanding, of which 50,000 are currently exercisable at an average price of $.47.

The 1994 Nonemployee and Directors Stock Option Plan was approved by stockholders on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company's common stock. Options may be granted through October 28, 2004. There were 42,500 options granted under this plan during the fiscal year ended May 31, 1996 at an exercise price of $.375 per share. There were 170,833 options granted under this plan during fiscal year 1995 at an exercise price of $.67 per share. Additionally, 358,333 incentive stock options were granted to nonemployee directors during 1995 at an exercise price of $.6875. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. There are a total of 571,666 options outstanding, of which 142,083 are exercisable at May 31, 1996 at an average exercise price of $.66.

A summary of the option plans is as follows for the years ended May 31 :


                                      1996                   1995                     1994
Options outstanding June 1,          756,166                225,250                   120,250
  Granted                             70,777                584,166                   129,500
  Exercised                                0                      0                         0
  Canceled                           (27,750)               (53,250)                  (24,500)
                                    --------               --------                  --------
Options outstanding at end of
period                               799,193                756,166                   225,250
                                    --------               --------                  --------
Options exercisable at end of
period                               341,333                258,417                   108,250
                                    ========               ========                  ========
 Options available for grant
                                   1,300,807              1,343,834                   499,750
                                   =========              =========                  ========
Exercise price range of
  options granted                   $.38-.56             $.25-$1.00                $.56-$2.50
                                  ==========            ===========               ===========
Price range of options
  exercised                              -                     -                         -
                                  ==========            ===========               ===========
Exercise price range of
  outstanding options             $.38-$7.00             $.25-$7.00                $.56-$7.63
                                  ==========            ===========               ===========


16.  RELATED PARTY TRANSACTIONS

During 1996, the Company made payments to Square Systems, Inc., whose president is a director of the Company, in connection with its work with respect to certain research and development activities. Total charges for the Company were approximately $123,500 of which $7,125 remains unpaid at May 31, 1996.


17. SEGMENT INFORMATION:

Segment information by major product group is as follows for the years ended May 31,


                                     1996                  1995                   1994
NET SALES:
  Electronic enclosure            $ 7,584,800           $ 6,419,500            $ 7,802,600
  Secured communications            7,253,200             6,549,700              4,193,900
  Food processing                     530,400               445,300                599,800
                                  -----------           -----------            -----------
                                  $15,368,400           $13,414,500            $12,596,300
                                  ===========           ===========            ===========

OPERATING INCOME (LOSS):
  Electronic enclosure            $ 1,488,400           $   486,100           $  (660,300)
  Secured communications             (585,000)             (468,200)           (1,055,200)
  Food processing                        (400)               50,500               237,000
  Unallocated corporate
    expenses                       (1,318,600)           (1,167,700)           (3,028,100)
                                  -----------           -----------           -----------
                                  $  (415,600)          $(1,099,300)          $(4,506,600)
                                  ===========           ===========            ===========

IDENTIFIABLE ASSETS:
  Electronic enclosure            $ 2,859,900           $ 3,707,400           $ 3,763,300
  Secure communications             3,503,600             4,270,800             2,717,900
  Food processing                     164,700               188,600               187,800
  Corporate                           497,600               527,500             1,142,900
                                  -----------           -----------           -----------
                                  $ 7,025,800           $ 8,694,300           $ 7,811,900
                                  ===========           ===========           ===========


GROSS ADDITIONS TO PROPERTY,
PLANT AND EQUIPMENT:
  Electronic enclosure            $    20,200           $   104,000            $  283,200
  Secure communications               115,200                39,200               196,500
  Food processing                       2,700                     0                     0
     Corporate                         49,400                11,400                 2,300
                                  -----------           -----------           -----------
                                  $   187,500           $   154,600           $   482,000
                                  ===========           ===========           ===========




DEPRECIATION AND AMORTIZATION:
  Electronic enclosure            $   159,200           $   165,700           $   187,900
  Secure communications               280,400               307,900               314,500
  Food processing                           0                     0                     0
  Corporate                            60,800                53,700             1,030,700
                                  -----------           -----------           -----------
                                  $   500,400           $   527,300           $ 1,533,100
                                  ===========           ===========           ===========


Net sales represent shipments and services provided to third parties. Operating expenses directly traceable to individual segments were deducted from net sales to arrive at operating income (loss). Identifiable assets by segment are those assets that are used in the Company's operations in each segment. Corporate assets consist primarily of cash, the land and building used as corporate headquarters, refundable income taxes, and costs in excess of net assets acquired.

Net sales to the U.S. Government or their prime contractors were as follows:


                                   1996            1995              1994

Electronic enclosure          $  7,474,200     $  6,185,900     $  7,221,500
Secure communications            2,309,300        2,186,300        1,507,300
Food Processing                        100              400            2,000
                              ------------     ------------     ------------
                              $  9,783,600     $  8,372,600     $  8,730,800
                              ============     ============     ============

Net sales to foreign customers, primarily in Europe, were as follows:

                                  1996             1995              1994

Electronic enclosure          $          0     $          0     $          0
Secure communications            4,622,400        3,389,100        2,069,500
Food processing                    257,400          148,200          238,500
                              ------------     ------------     ------------
          Total               $  4,879,800     $  3,537,300     $  2,308,000
                              ============     ============     ============

18. MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

On December 16, 1991, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 107 (SFAS 107), Disclosures About Fair Value of Financial Instruments, that requires all entities to disclose the fair value of financial instruments in the notes to the financial statements. SFAS 107 applies to both assets and liabilities, both on and off the balance sheet. Under the standard, fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced liquidation sale. The Company adopted SFAS 107 for the year ended May 31, 1996.

The Company's only financial instruments are cash, short-term receivables and payables, for which carrying amounts approximate fair values, and long-term debt. Based on the current financial condition of the Company, and the relationship between the Company and the issuer, it is not practical to determine the fair value of the subordinated debt.


19.  NEW PRONOUNCEMENTS

In March 1995, FASB issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets (SFAS 121). SFAS 121 requires long-lived assets and certain identifiable intangibles to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company adopted the provisions of SFAS 121 in fiscal 1996 and evaluated its long-lived and intangible assets for possible impairment. As discussed in Note 1, during the fourth quarter of fiscal 1996 the Company wrote off approximately $142,900 of capitalized software costs associated with VSLAN products.

In December 1995 FASB issued Statement of Financial Accounting Standards No. 123, Accounting For Stock Based Compensation Plans (SFAS 123). SFAS 123 allows a company the option of continuing to follow existing accounting principles for employee stock option plans or to adopt the new principles set forth. Generally, existing accounting principals do not require a company to record compensation expense as long as it issues stock options with an exercise price equal to the existing market price of the stock at the grant date. The new accounting principles set forth in SFAS 123 would require a company to record compensation expense regardless of the exercise price at the grant date. If a company chooses to continue to apply existing accounting principles, it will have to include detailed disclosures of the effect on net income had it followed the new accounting principles set forth in SFAS 123. The Company will continue to follow existing accounting principles and ,accordingly, will include the detailed disclosure required by SFAS 123 in its financial statements of the year ending May 31, 1997.

In June 1996 FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS 125), which may affect how the Company accounts for trade receivables which it sells to a commercial factor with recourse. This statement will become effective for the Company in fiscal 1998. At this time the Company does not anticipate a material effect on the financial statements of adopting SFAS 125.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS


None

                                    PART III


The information required by Part III (Items 10 through 13) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 1996 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                  Included in Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of May 31, 1996 and 1995

                  Consolidated Statements of Operations for the years ended May 31, 1996, 1995 and 1994

                  Consolidated Statements of Stockholders' Deficit for the years ended May 31, 1996, 1995 and 1994

                  Consolidated Statements of Cash Flows for the years ended May 31, 1996, 1995 and 1994

                  Notes to the Consolidated Financial Statements

         2.       Financial Statement Schedules
                  Included in Part IV of this report:

                  Financial Statements and Supplementary Data

                  For the years ended May 31, 1996, 1995, and 1994:

                  Schedule II - Schedule of Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1996.


(c)      Exhibits

   Exhibit Number          Description                                                     Note No.
        3.1                Articles of Incorporation                                          (1)

        3.2                Articles of Incorporation, as amended at the Annual                (7)
                           Meeting of GKI shareholders on November 19, 1991

        3.3                Articles of Incorporation, as amended at the Annual               (16)
                           Meeting of GKI shareholders on October 28, 1994



        3.4                By-Laws                                                            (1)

        3.5                By-Laws, as amended at a Board of Directors meeting                (7)
                           on September 24, 1992


        3.6                By-Laws, as amended at a Board of Directors meeting               (12)
                           on March 2, 1994

        3.7 By-Laws, as amended at a Board of Directors meeting on January 19, 1995

        4.1                Agreement by and between GKI                                       (7)
                           and Gutzwiller & Partner, A.G., dated October 20,
                           1992, and a letter of clarification regarding such
                           agreement from Edward J. Stucky to David A. Shaw,
                           dated October 23, 1992

        4.2                Form of Convertible Subordinated Debentures Issued to              (8)
                           Gutzwiller and Partner, A.G., on December 14,
                           1992 with an effective date of October 20, 1992

        4.3                Form of 4% Subordinated Debentures, Series A, due                  (9)
                           March 30, 1994

        4.4                Form of 4% Subordinated Debentures, Series B, due                  (9)
                           March 30, 1995

        4.5                Form of 4% Subordinated Debentures, Series C, due                  (9)
                           August 15, 1994

   Exhibit Number          Description                                                     Note No.
        4.6                Form of Convertible Debentures Issued to Gutzwiller &             (14)
                           Partner, A.G., dated August 14, 1994.


       10.1*                    1988 Stock Option Plan                                        (2)

       10.2                Agreement and Plan of Merger
                           and Reorganization dated
                           August 31, 1990                                                    (1)

       10.3*               1991 Executive Bonus Plan                                          (5)



       10.6*               1991 Stock Option Plan                                             (4)

       10.7*               1991 Nonemployee and Directors Stock Option Plan                   (4)

       10.8*               401(k) Retirement, Investment & Savings Plan                       (7)

       10.9*               1989 Stock Option Plan                                             (5)

       10.10*              1990 Stock Option Plan                                             (5)

       10.11*              1994 Stock Option Plan                                            (15)

       10.12*              1994 Nonemployee and Directors Stock Option Plan                  (15)


       10.13               Verdix Asset Purchase Agreement dated October 1, 1993             (10)



       10.14               Amendment to Verdix Asset Purchase Agreement dated                (11)
                           January 26, 1994



       16.0                Letter re Change in Certifying Accountants                         (3)


       16.1                Letter re Change in Certifying Accountants                        (13)


       21.1                List of Subsidiaries                                              (16)




       27                  Financial Data Schedule


* Management contract, compensatory plan or arrangement

  (1) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1990, and incorporated herein by reference.

  (2) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1989, and incorporated herein by reference.

  (3) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated April 3, 1990, and incorporated herein by reference.

  (4) Previously filed with Securities and Exchange Commission as an Exhibit to the Company's Proxy Statement for the 1991 Annual Shareholders' Meeting, and incorporated herein by reference.

  (5) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1991, and incorporated herein by reference.

  (6) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Amendment No. 2 to the Annual Report on Form 10-K for the year ended May 31, 1991, and incorporated herein by reference.

  (7) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

  (8) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.

  (9) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1993 and incorporated herein by reference.

 (10) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1993 and incorporated herein by reference.

 (11) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated February 9, 1994 and incorporated herein by reference.

 (12) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated March 17, 1994 and incorporated herein by reference.

 (13) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's amended Current Report on Form 8-K/A dated June 16, 1994, and incorporated herein by reference.

 (14) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by reference.

 (15) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Proxy Statement for the 1994 Annual Shareholders' Meeting, and incorporated herein by reference.

 (16) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.


(d)   Schedules

                  General Kinetics Incorporated and Subsidiary
                 Schedule of Valuation and Qualifying Accounts
                For the years ended May 31, 1996, 1995, and 1994


                                        Balance at      Charged to      Charged to                    Balance at
                                       beginning of     costs and         other                         end of
Description                               period        expenses         accounts      Deductions       period
FOR THE YEAR ENDED MAY 31, 1996

Inventory Reserve                        405,000         209,800                             -          614,800

Allowance for doubtful accounts          181,400         119,600         (51,300)                       249,700


FOR THE YEAR ENDED MAY 31, 1995

Inventory Reserve                        405,000               -                             -          405,000

Allowance for doubtful accounts           86,400          95,000                                        181,400


FOR THE YEAR ENDED MAY 31, 1994

Inventory Reserve                         56,000         349,000                                        405,000

Allowance for doubtful accounts           61,000          40,700                        15,300           86,400

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         GENERAL KINETICS INCORPORATED



By: /s/ Larry M. Heimendinger
    -----------------------------
    Larry M. Heimendinger,
    Chairman of the Board
    (Principal Executive Officer)


Date: August 28, 1996
      ---------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry M. Heimendinger 8/28/96         /s/ Sandy B. Sewitch      8/28/96
- ---------------------------------         -----------------------------------
Larry M. Heimendinger,    Date            Sandy B. Sewitch,         Date
Chairman of the Board                     Chief Financial Officer
(Principal Executive Officer)             (Principal Accounting Officer
                                          and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and dates indicated.



/s/ Marc E. Cotnoir                                  August 28, 1996
- ----------------------------------                   ---------------
Marc E. Cotnoir, Director                            Date



/s/ Robert K. Gardner                                August 28, 1996
- ----------------------------------                   ---------------
Robert K. Gardner, Director                          Date



/s/ Richard J. McConnell                             August 28, 1996
- ----------------------------------                   ---------------
Richard J. McConnell, Director                       Date