Form 10-K/A
period 1996-05-31
GENERAL KINETICS INC
filed 1996-09-27
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

    Title of Each Class                               Name of Exchange on which Registered
    Common Stock with par value of 25 cents           American Stock Exchange

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

      YES X*         NO

    * (Further amendment required to previously filed Form 8-K to add audit report regarding acquisition financial statements)

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K[ ].

        Aggregate market value of the voting stock held by non-affiliates         $1,496,330**
        of the Registrant as of September 25, 1996

    **  (Executive officers, directors, ESOP and Gutzwiller and Partner, A.G. were considered affiliates, solely for purposes of this item.)

        The number of shares outstanding of Registrant's Common Stock,
        .25 par value as of September 25, 1996, was                                 6,508,925

                 Explanatory Note

                       For Part III of the Registrant's Form 10-K for the fiscal
                 year ended May 31, 1996, the Registrant proposed incorporating by reference certain portions of its Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 1996 fiscal year. The Proxy Statement will not be filed within the 120 day period and this amendment is being filed by the Registrant before the expiration of the 120 day period to report the information required by Part III of Form 10-K.

                                    PART III

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT


                    DIRECTORS DURING YEAR ENDED MAY 31, 1996

                 Name and Positions                       Business Experience                               Director
                 with the Company               Age       During the Last Five Years                        Since
                 Robert K. Gardner              48        Mr. Gardner resigned as a member of the
                                                          Board of Directors of the Company effective       March, 1994
                                                          September 1, 1996.  Mr. Gardner has been the      (resigned
                                                          principal of Robert K. Gardner & Associates       September 1996)
                                                          for seventeen years.  Robert K. Gardner &
                                                          Associates is a consulting business that
                                                          provides planning and marketing services for
                                                          development stage technology companies
                                                          serving industrial and government markets.
                                                          Mr. Gardner also served as Vice President
                                                          and General Manager of the
                                                          Secure Communications Division of the
                                                          Company through May 1995.  Mr. Gardner was a
                                                          member of Class III of the Board of
                                                          Directors.

                 Larry M. Heimendinger          50        Mr. Heimendinger has acted as the Chairman        March, 1994
                    Chairman of the Board                 of the Board of Directors of the Company
                                                          since he was elected to that position  in
                                                          March  of  1994.  In accordance  with the
                                                          Amended  and  Restated Bylaws of the Company,
                                                          Mr.  Heimendinger  has been  performing the
                                                          duties of the President and chief executive
                                                          officer through his position as Chairman of
                                                          the Board and will continue to do so until
                                                          such time as a replacement for President and
                                                          chief executive officer is elected and qualified.
                                                          From 1989 through 1992, Mr. Heimendinger
                                                          was President and chief operating officer of
                                                          Nantucket Corp., a privately held software
                                                          company which was purchased in 1992 by Computer
                                                          Associates International, a company also involved
                                                          in software development. After that acquisition
                                                          and until sustaining a serious accident in
                                                          September, 1992, Mr. Heimendinger was associated
                                                          with Computer




                                                          Associates International, most recently as
                                                          its Director of Product Strategy.  For
                                                          several years through 1988, Mr. Heimendinger
                                                          was the President and CEO of Origin, Inc., a
                                                          company that produced and marketed personal
                                                          computer software for the banking industry.
                                                          Mr. Heimendinger is the author of dBase IV
                                                          and Clipper, books published by Brady Books,
                                                          and is a computer industry conference and
                                                          seminar speaker worldwide.  Mr. Heimendinger
                                                          is a member of Class I of the Board of
                                                          Directors.

                 Marc E. Cotnoir                47        Mr. Cotnoir has been an independent               March, 1994
                                                          consultant, providing business and strategic
                                                          planning support and systems engineering
                                                          consulting, for a wide range of clients
                                                          since 1988.  Prior to 1988, Mr. Cotnoir had
                                                          extensive experience, both within private
                                                          industry and in the U.S. Air Force, with
                                                          computer and communications technology.
                                                          Mr. Cotnoir was a member of Class II of the
                                                          Board of Directors and is now designated as
                                                          a member of Class III of the Board of
                                                          Directors.

                 Richard J. McConnell           32        Mr. McConnell has been the President of           March, 1994
                                                          Square Systems, Inc., a research and
                                                          development firm specializing in advanced
                                                          software systems, since 1986.  Mr. McConnell
                                                          has been involved in research and
                                                          development in the computer software
                                                          industry since 1981.  Mr. McConnell is a
                                                          member of Class II of the Board of
                                                          Directors.

                       Four meetings of the Board of Directors  were held during
                 the year ended May 31, 1996 ("fiscal year 1996"). The Board of Directors has established a standing Audit and Compensation Committee, as well as a Strategic Planning and a Financial Operations Committee. The Audit Committee, which met once in fiscal year 1996, consisted of Messrs. Larry Heimendinger, Marc Cotnoir and Richard McConnell. The Audit Committee reviews all financial matters related to the Company's operations, recommends to the Board of Directors independent auditors for selection by the Company, discusses with the Company's independent auditors the scope and results of audits and approves and reviews any non-audit services performed by such independent auditors.

                       The Compensation Committee, which met once in fiscal year
                 1996, consisted of Messrs. Larry Heimendinger and Marc Cotnoir. The Compensation Committee reviews and establishes compensation for the officers of the Company and administers the compensation and benefits plans of the Company for officers of the Company.

                       All present directors attended at least 75 percent of the
                 meetings of the Board of Directors and Committees on which they served during fiscal year 1996.


                         EXECUTIVE OFFICERS AND CERTAIN
                      SIGNIFICANT EMPLOYEES OF THE COMPANY

                       The names,  ages, and positions of the executive officers
                 of the Company are listed below.

                 Name                       Age      Position
                 Larry M. Heimendinger      50       Chairman of the Board (performing
                                                     duties of President)

                 Shirl Lakeway, Jr.         39       Vice President and General Manager of
                                                     Food Technology Corporation, a
                                                     subsidiary of the Company

                 Richard E. Munczenski      54       Vice President and General Manager

                 Sandy B. Sewitch           39       Chief Financial Officer

                       Larry M.  Heimendinger  has acted as the  Chairman of the
                 Board of Directors since March of 1994 and, in accordance with the Amended and Restated Bylaws of the Company, he has been performing the duties of the President and chief executive officer through his position as Chairman of the Board and will continue to do so until a replacement for President and chief executive officer is elected and qualified.

                       Shirl Lakeway, Jr., Vice President and General Manager of
                 Food Technology Corporation, a wholly owned subsidiary of the Company, joined the Company in 1986.

                       Richard  E.  Munczenski,  Vice  President   and   General
                 Manager, joined the Company in August of 1969.

                       Sandy  B.  Sewitch,  Chief  Financial Officer, joined the
                 Company in April 1993.

                       The officers of the Company hold office at the discretion
                 of the Board of Directors of the Company.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                       Section 16(a) of the Securities  Exchange Act of 1934, as
                 amended, requires the Company's directors and officers, and persons who beneficially own more than 10% of its Common Stock, to file with the Securities and Exchange Commission and the American Stock Exchange reports of ownership and changes in ownership of the Company's equity securities. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all Section 16(a) forms they file.

                       To the Company's  knowledge,  based solely on a review of
                 such reports furnished to the Company, during the fiscal year ended May 31, 1996, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except certain inadvertent filing delinquencies which have since been corrected, as set forth below:

                       Under Rule  16a-3(f)  every person who at any time during
                 the fiscal year was subject to Section 16 is required to file a Form 5 within 45 days after fiscal year end, unless all transactions otherwise required to be reported on Form 5 have been reported before the due date of such form. Mr. Munczenski did not timely make a report with respect to stock options which were granted to him during the last fiscal year under the Company's 1994 Stock Option Plan. During fiscal year 1996, Messrs. Heimendinger, Cotnoir, McConnell and Gardner did not timely report the respective stock options granted to them under the Company's 1994 Nonemployee and Directors Stock Option Plan in the last fiscal year. It is the Company's understanding that on or about the date of this report, these Section 16(a) reporting delinquencies will have been corrected.


                 ITEM 11
                                          EXECUTIVE COMPENSATION

                       The  information  under this heading relates to the chief
                 executive officer and the one former executive officer of the Company who received in excess of $100,000 in compensation for fiscal 1996. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer".

                       Executive  officers are appointed  each year by the Board
                 of Directors at its annual meeting following the annual meeting of shareholders and serve for one year or until their successors are chosen and qualify in their stead. There are no family relationships among the executive officers, or any arrangement or understanding between any officer and any person pursuant to which the officer was elected.

                           SUMMARY COMPENSATION TABLE

                                                                 Annual Compensation                   Long-Term Compensation

               Name and Principal          Fiscal                                  Other Annual      Number of       All Other
                   Position(1)              Year     Salary        Bonus           Compensation       Options       Compensation
                 Larry M. Heimendinger(2)  1996        $  0        $  0                  $    0         12,500            $   0
                   Chairman of the Board   1995           0           0                       0        187,500                0
                                           1994           0           0                       0              0                0

                 Robert K. Gardner(3)      1996           0           0                 100,800         10,000                0
                   Vice Chairman of the    1995     120,000           0                   3,500         71,666                0
                   Board                   1994      29,000           0                  62,500              0                0

           (1) No executive officer of the Company serving at the end of fiscal year 1996 received compensation in excess of $100,000 in value for fiscal year 1996. Information concerning Mr. Gardner is included because he, or a company of which he is a principal, received remuneration of $82,000 in fiscal 1996 for consulting services rendered to the Company during which time he also served as Vice Chairman of the Board and received a monthly retainer of $1,500 for such services. From March 1994 through May 1995 Mr. Gardner was Vice President and General Manager of the Secure Communications Division of the Company.

           (2) Larry Heimendinger serves as the Company's Chairman of the Board, for which he has received no salary compensation since being elected to that position in March 1994. Since the resignation of the Company's former President, in March 1994, the Company has no current President. In accordance with the Company's Bylaws, until a new President is elected and qualified, the Company's Chairman of the Board performs the duties of that office.

           (3) Mr. Gardner served as the Company's Vice Chairman of the Board prior to his resignation in September 1996. As a director, he received a monthly retainer of $1,500 during fiscal 1996. He, or a company of which he is a principal, also received an aggregate of $82,000 in consulting fees for consulting services to the Company during fiscal 1996. Prior to that time Mr. Gardner was Vice President and General Manager of the Secure Communications Division of the Company from March 1994 through May 1995 for which he received $120,000 in annual salary. During fiscal 1994 he received an aggregate of $62,500 in consulting fees prior to becoming a director and officer in March, and $29,000 in salary subsequent to that date.

                 INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                            DURING FISCAL YEAR 1996

                                                                                                    Potential of Realizable
                                                            Percent                                 Value at assumed annual
                                                            of Total                                 rates of stock price
                                                            Options                                    appreciation for
                                              Number of     Granted to                                   options term
                                               Options      Employees    Exercise     Expiration
               Name of Executive Officer       Granted      in FY 1996     Price         Date           5%          10%
               Larry M. Heimendinger           12,500 (1)     17.7% (2)    .375         6/1/06        2,962       7,450


               Robert K. Gardner               10,000 (1)     14.1% (2)    .375         6/1/06        2,370       5,960

                 (1) 50% of such options have vested and are currently exercisable. An additional 25% will vest on November 30, 1996 and the remaining 25% on May 31, 1997.

                 (2) Neither Mr. Heimendinger nor Mr. Gardner is an employee of the Company. However, for purposes of the calculation of the percentages, their options have been included in the aggregate total employee options granted.


           FY-1996 OPTIONS EXERCISE AND FY-1996 YEAR-END VALUE TABLE

                                                                                Value of Unexercised
                                              Number of             Number of Options                 In-The-Money Options
                                               Shares                 At End-FY 1996                     At End-FY 1996
                                              Acquired                          Unexercis-                         Unexercis-
               Name of Executive Officer     On Exercise      Exercisable          able           Exercisable         able
               Larry M. Heimendinger            0               68,750           131,250            6,250            6,250

               Robert K. Gardner                0               43,333            38,333           35,000            5,000

                           COMPENSATION OF DIRECTORS

                       Each nonemployee director other than Mr. Heimendinger has
                 received a monthly retainer of $1,500 since November 1994. Mr. Gardner received a monthly retainer of $500 while he was an officer of the Company through May 1995, and received the monthly retainer of $1,500 after that time until his resignation in September 1996.


    ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

                       As of September 26, 1996,  approximately 51.2% percent of
                 the Company's outstanding Common Stock was believed to be beneficially owned by Gutzwiller & Partner AG ("Gutzwiller"). The following table sets forth the beneficial ownership of Common Stock as of September 26, 1996 of Gutzwiller, the only person or entity believed by the Company to be the beneficial owner of more than 5 percent of such class of securities.

                                                                                                               Percent of
               Name and Address of                              Shares of Common Stock                         Outstanding
               Beneficial Owner                                 Beneficially Owned*                            Common Stock
               Gutzwiller & Partner AG                               3,331,700                                    51.2%
               Schindlerstrasse 26
               CH-8035 Zurich/Switzerland

                 -------------
                 * Based on information provided by Gutzwiller, a Swiss
                   investment advisory firm. As of September 26, 1996, Gutzwiller has reported that it has the power to vote, and discretionary power to dispose of, 3,331,700 shares of Common Stock issued and outstanding as of the record date. It is the Company's understanding that Gutzwiller has discretionary authority to dispose of or convert Convertible Debentures of the Company which are convertible into 18,100,000 shares of Common Stock, and would have the power to vote or dispose of the 18,100,000 shares of Common Stock issuable upon conversion thereof. After such a conversion, Gutzwiller would hold 21,431,700 shares which would represent 87.1% of the then outstanding Common Stock. This calculation does not include 100,000 shares held of record by BAB General Consultants for the benefit of Dr. August Schubiger, a director of and attorney for Gutzwiller, or 100,000 shares held of record by Gutzwiller for the benefit of an unaffiliated third party.

                       The following  table sets forth the beneficial  ownership
                 of Common Stock as of September 25, 1996 of each of the current directors and other directors who served during the past fiscal year and each of the executive officers named in the Summary Compensation Table below.

                                               Shares of                    Percentage of
                                               Common Stock                 Outstanding
                 Name                          Beneficially Owned(1)        Common Stock
                 Mark E. Cotnoir                     55,000                       *
                 Robert K. Gardner                   43,333                       *
                 Larry M. Heimendinger               68,750                       *
                 Richard J. McConnell                55,000                       *


                 All Directors and
                 Executive Officers as a
                 group (eight persons)              283,641                       4.4%

           (1) Beneficial ownership also includes shares of Common Stock which may be acquired within 60 days of September 25, 1996, through the exercise of warrants, options, or otherwise, as follows:
                 Mr. Cotnoir, 55,000 shares; Mr. Gardner, 43,333 shares; Mr. Heimendinger, 68,750 shares; Mr. McConnell, 55,000 shares; and all Directors and Officers as a group, 270,505 shares. Does not include currently unallocated shares held by the ESOP of which Mr. Heimendinger is a trustee. Additionally, each of Messrs. Cotnoir and McConnell were granted options to purchase 100,000 shares, Mr. Heimendinger was granted an option to purchase 125,000 shares and Mr. Gardner was granted an option to purchase 33,333 shares, each of which options will only vest if the stock price reaches certain stipulated multiples of base price of $1.0026 (for ten consecutive trading days).

           *     Indicates less than 1 percent.


           ITEM 13
                                      CERTAIN RELATIONSHIPS AND
                                        RELATED TRANSACTIONS

                 During 1996, the Company made payments to Square Systems, Inc., whose president, Richard J. McConnell, is a director of the Company, in connection with its work with respect to certain research and development activities. Total charges for the Company were approximately $123,500 through May 31, 1996. Of that amount, $30,000 was attributable to software development work in connection with a facsimile product of the Company's Secure Communications Division, and the balance was attributable to work in connection with a contemplated new joint venture with a company formed by Larry M. Heimendinger and Mr. McConnell. Funds advanced by the Company in that connection, to be reflected in its interest in such joint venture going forward, included an additional $4,300 in payments to third parties; certain as yet unallocated expenses remain to be allocated between the Company and the joint venture.

                       During 1996, the Company made payments to Robert K. Gardner, or a company of which he is a principal, in connection with consulting services rendered to the Company by Mr. Gardner. Total amounts paid in respect of such services were $82,000 in fiscal 1996 during which time Mr. Gardner also served as Vice Chairman of the Board.

                                   SIGNATURES


                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be singed on its behalf by the undersigned, thereunto duly authorized.


                         GENERAL KINETICS INCORPORATED


           By:   /s/ Larry M. Heimendinger
                 Larry M. Heimendinger, Chairman of the Board
                 (Principal Executive Officer)


           Date: September 26, 1996