Form 10-Q
period 1996-08-31
GENERAL KINETICS INC
filed 1996-10-15
CIK 40675

PART I

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934
                        For Quarter Ended August 31, 1996
                         Commission File Number 0-1738
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

                                                Yes X    No
                                                   ---     ---



                  The number of shares of Registrant's Common
                  Stock outstanding as of
                  September 30, 1996         6,508,925 Shares

                                     INDEX

                                                                                                                     Page No.
                                                                                                                     --------
                  Cautionary Statement Under the Private Securities Litigation Reform Act of 1995.......................3

Part I - Financial Information

         Item I - Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                   August 31, 1996  and May 31, 1996.............................................................4

                  Condensed Consolidated Statements of Operations -
                  Three Months Ended August 31, 1996  and August 31, 1995,
                   respectively..................................................................................5

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months Ended August 31, 1996  and
                   August 31, 1995...............................................................................6

                  Notes to Condensed Consolidated Financial Statements...........................................7

         Item 2 - Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.............................................................10


Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K.....................................................................13

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Quarterly Report on Form 10-Q under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that the Company may not be able to maintain its listing on the American Stock Exchange; and the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's annual report of Form 10-K, as amended, for the fiscal year ended May 31, 1996, and this Report.



                        PART I    FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         The unaudited consolidated financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading.

         In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1996 and 1995 set forth in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1996.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                         August 31,          May, 31
                                                                           1996                1996
                                                                        (Unaudited)         (Audited)
                                Assets

Current Assets:
        Cash and cash equivalents                                      $   153,600         $   364,100
        Accounts receivable, net of allowance, $178,000 and $249,700     2,236,400           1,325,500
        Inventories                                                      2,906,400           3,505,900
        Prepaid expenses and other                                          28,900              24,600
                                                                       -----------         -----------
        Total Current Assets                                             5,325,300           5,220,100
                                                                       -----------         -----------

Property, Plant and Equipment                                            6,899,500           6,869,300
Less:  Accumulated Depreciation                                         (5,475,600)         (5,387,600)
                                                                       -----------         -----------
                                                                         1,423,900           1,481,700
Other Assets, in 1996, principally capitalized software of
         $193,200 and $206,100                                             311,200             324,000
                                                                       -----------         -----------
        Total Assets                                                   $ 7,060,400         $ 7,025,800
                                                                       ===========         ===========
               Liablilities and Stockholders' Deficit

Current Liabilities:
        Advances from factor                                           $   317,000         $   146,500
        Current maturities of long-term debt                               218,600             244,800
        Accounts payable, trade                                          1,429,000           1,541,600
        Accrued expenses and other payables                              1,195,400           1,224,400
                                                                      ------------        ------------
        Total Current Liabilities                                        3,160,000           3,157,300
                                                                      ------------        ------------

Long-Term debt - less current maturities (including
        $8,982,900 and $8,966,700 due to controlling shareholder)        9,778,300           9,800,100
Other long-term liabilities                                                282,200             292,300
                                                                      ------------        ------------
        Total Long-Term Liabilities                                     10,060,500          10,092,400
                                                                      ------------        ------------
        Total Liabilities                                               13,220,500          13,249,700
                                                                      ------------        ------------
Stockholders' Deficit:
        Common Stock, $0.25 par value, 50,000,000 and 10,000,000         1,759,000           1,759,000
            shares authorized, 7,035,557 shares issued, 6,508,925
            shares outstanding
        Additional Contributed Capital                                   7,186,900           7,186,900
        Accumulated Deficit                                            (14,655,800)        (14,719,600)
                                                                      ------------        ------------
                                                                        (5,709,900)         (5,773,700)
        Less:  Unearned ESOP shares                                             --                  --
               Treasury Stock, at cost (526,632 shares)                   (450,200)           (450,200)
                                                                      ------------        ------------
        Total Stockholders' Deficit                                     (6,160,100)         (6,223,900)
                                                                      ------------        ------------
        Total Liabilities and Stockholders' Deficit                   $  7,060,400        $  7,025,800
                                                                      ============        ============


The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                 August 31,          August 31,
                                                    1996                1995

Net Sales                                       $ 3,490,000         $ 4,900,800
Cost of Sales                                     2,484,900           3,576,100
                                                -----------         -----------
Gross Profit                                      1,005,100           1,324,700
                                                -----------         -----------

Selling, General & Administrative                   654,300             807,500

Product Research, Development & Improvement         181,600             257,400
                                                -----------         -----------

Total Operating Expenses                            835,900           1,064,900
                                                -----------         -----------

Operating Income                                    169,200             259,800

Interest Expense                                    105,400             111,700
                                                -----------         -----------
Net Income                                      $    63,800         $   148,100
                                                ===========         ===========
Net Earnings per share                          $      0.00         $      0.01
                                                ===========         ===========
Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding           25,508,925          25,508,925
                                                ===========         ===========


The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       Three Months Ended
                                                  August 31,         August 31,
                                                    1996                1995

Cash Flows From Operating Activities:
Net Income                                       $   63,800         $   148,100
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                   100,800             118,600
    Gain on disposal of equipment                        --                (100)
    ESOP compensation                                    --               3,300
    Amortization of bond discount                    16,200              16,200
  (Increase) Decrease in Assets:
    Accounts Receivable                            (910,900)            475,200
    Inventories                                     599,500              20,800
    Prepaid Expenses                                 (4,300)             30,600
    Other assets - Software Development Costs            --             (53,700)
    Other assets                                         --               4,700
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                       (112,600)           (255,100)
    Accrued Expenses                                (29,000)            102,000
    Other Long Term Liabilities                     (10,100)             (9,600)
                                                 ----------         -----------
        Net cash provided by/(used) in
          Operating Activites                      (286,600)            601,000
                                                 ----------         -----------

Cash Flows from Investing Activities:
   Acquisition of property, plant and equipment     (30,200)            (33,300)
   Net proceeds from sale of property, plant
     and equipment                                       --               1,000
                                                 ----------         -----------
        Net cash used in Investing Activities       (30,200)            (32,300)
                                                 ----------         -----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                         733,600             632,700
  Repayments of Advances from Factor/
    Demand Notes Payable                           (563,100)         (1,037,000)
  Borrowings on Long Term Debt                           --                  --
  Repayments on Long Term Debt                      (64,200)            (48,200)
                                                 ----------         -----------
        Net cash used in Financing Activities       106,300            (452,500)
                                                 ----------         -----------

Net (decrease) increase in cash and cash
  equivalents                                      (210,500)            116,200

Cash and Cash Equivalents:  Beginning of Period     364,100             212,200
                                                 ----------         -----------
Cash and Cash Equivalents:  End of Period        $  153,600         $   328,400
                                                 ==========         ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                     $  105,400         $    98,100
    Income Taxes                                         --                  --
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
      value of ESOP shares                       $       --         $    71,650


The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

                    Notes to Condensed Financial Statements
                                  (Unaudited)



Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1996, and for the three months ended August 31, 1996, and August 31, 1995, include the accounts of General Kinetics Incorporated and its wholly-owned subsidiary, Food Technology Corporation. All material intercompany accounts and transactions have been eliminated.

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

         The results of operations for the three month period ended August 31, 1996, are not necessarily indicative of the results to be expected for the full year.


Note 2 - Proposed Sale of the Secure Communications Division

         In July 1996, the Company reached a preliminary understanding in principle to sell the assets of its Secure Communications Division ("SCD") to an undisclosed third party. The proposed transaction remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. A previous preliminary understanding reached in December 1995 to sell the division to another third party had not progressed to a definitive agreement. The Company has not been actively attempting to sell the division, but has considered certain offers as presented to it.

         Under the terms of the preliminary understanding, the assets to be sold consist primarily of accounts receivable, inventories, capitalized software, property, plant and equipment. These assets are offset by certain liabilities to be acquired by the purchaser, consisting primarily of accounts payable and other accrued liabilities related to the division.

         Based on the terms of the preliminary understanding, the Company does not anticipate a loss on the sale of the division.

         Net sales of SCD for the three months ended August 31, 1996 and 1995 were approximately $850,900 and $2.3 million, respectively. The net income/(loss) for the division for the three months ended August 31, 1996 and 1995 were approximately $(34,800) and $10,100, respectively. These amounts are included in the accompanying income statement.

         Assets and liabilities proposed to be sold consisted of the following at August 31 and May 31, 1996:

                                     August 31, 1996            May 31, 1996
                                     ---------------            ------------

Accounts receivable                    $  604,710                $  429,839
Inventories                             2,374,755                 2,490,382
Prepaid expenses                            6,910                     6,910
Property, plant and Equip.                172,425                   198,567
Other assets                              296,579                   304,429
                                        ---------                 ---------
         Total assets                   3,455,379                 3,429,667
                                        ---------                 ---------
Accounts payable                          526,151                   692,798
Accrued expenses                          400,930                   419,163
                                        ---------                 ---------
         Net assets to be sold         $2,528,299                $2,317,716
                                       ==========                ==========


         The accompanying balance sheets and statements of operations have not been restated to reflect the potential transaction.



Note 3 - Commitments and Contingencies

   No significant changes.



Note 4 - Net Income/(Loss)Per Share

   Primary and fully diluted net earnings/(loss) per share have been computed using the weighted average number of common shares and common equivalent shares outstanding, to the extent dilutive. Common equivalent shares consist of 19 million shares issuable upon conversion of Convertible Subordinated Debentures issued to the Company's majority shareholder, Gutzwiller & Partner, AG now being renamed RABO Investment Management AG ("Gutzwiller"). Outstanding stock options were not determined to be dilutive, and therefore no effect was given to them for the current period. Net income for the period was adjusted for the elimination of interest expense for the convertible debt, net of applicable income taxes, while the average number of shares of common stock and common stock equivalents were increased. For the three months ended August 31, 1996 and 1995, both primary and fully diluted earnings per share amounted to less than $0.01 and $0.01, respectively.

Note 5 - Notes Payable

At May 31 and August 31, 1996 convertible debentures issued to Gutzwiller have an aggregate principal amount of $9.5 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually beginning August 1995. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.


Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of August 31, 1996, however, the lender has agreed to waive the violations through May 31, 1997. The debt has been classified as a current liability at August 31, 1996 in the accompanying financial statements.

   Additionally, as previously reported, the Company has entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility (under which $141,800 was outstanding at August 31,
1996). Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal and interest until the remaining principal is paid in full.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 1996, Compared to Three Months Ended August 31,
1995

   Net sales for the three months ended August 31, 1996 were approximately $3.5 million compared to net sales of approximately $4.9 million for the quarter ended August 31, 1995. The Electronic Enclosure Division's net sales increased from approximately $2.4 million for the quarter ended August 31, 1995 to approximately $2.6 million for the quarter ended August 31, 1996. However, sales in the Secure Communications Division were $850,900 for the quarter ended August 31, 1996 compared to approximately $2.3 million in the corresponding quarter of the prior fiscal year. This reduction occurred principally because sales for the quarter ended August 31, 1995 included approximately $1.5 million in shipments under a contract with a supplier of fax machines to the German government. Final deliveries under this contract were completed in April 1996, and there were no deliveries under this contract for the quarter ended August 31, 1996.

Sales, General & Administrative costs were approximately $654,300 in the first quarter of fiscal 1996 to as compared to approximately $807,500 in the first quarter of the prior fiscal year. The reduction was principally due to cost savings measures undertaken in the Secure Communications Division to offset the reduction in sales discussed above.

   For the three months ended August 31, 1996, the Company showed operating income of approximately $169,200 compared to operating income of $259,800 for the comparable quarter of the prior year. The decrease was due principally to a decrease in net income in SCD of approximately $45,000 and an expense of approximately $59,000 during the quarter ended August 31, 1996 for research and development in respect to the feasibility of potential new products or services, through joint ventures or otherwise, outside of the Company's present operating divisions.




Liquidity and Capital Resources

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating loss for fiscal 1996 showed significant improvement over the prior three fiscal years, and there was a small operating profit in the first quarter of fiscal 1997. In the Electronic Enclosure Division, productivity improvements along with efforts to target new contracts with higher profit margins for the Company resulted in a significant improvement in gross profits for the 1996 fiscal year as compared to the prior three fiscal years. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the division can complete with favorable
profit margins to continue to operate profitably   in  fiscal   1997.   If  the
Company  does  not  sell  its  Secure Communications  Division  in  accordance
with  the  preliminary   understanding discussed above,  successful  operations
will depend, to a large extent, on the success of the new TS-21 tactical fax machine and the division's ability to market the secured communications products overseas and to domestic markets.

Management believes that it has taken appropriate steps to return the Company to profitability, however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability in fiscal 1997.

In July 1996, the Company reached a preliminary understanding in principle to sell its Secure Communications Division to an undisclosed third party. The proposed transaction remains subject to conclusion and execution of a definitive agreement, receipt of any required approvals, and other contingencies. The Company has not been actively attempting to sell the division, but has considered certain offers as presented to it. A previous preliminary understanding reached on December 12, 1995 to sell the division to another third party had not progressed to a definitive agreement.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. At August 31, 1996, the balance due Reservoir was $317,000. The Company expects to continue to draw on this credit facility in the future to alleviate short-term cash requirements.

The Company continues to be out of compliance with certain listing requirements of the American Stock Exchange by virtue of recent trading prices of its common stock as well as stockholders' equity and working capital deficits, recent losses and other factors. The Company has actively taken steps to address the Exchange's guidelines, and has discussed with representatives of the Exchange its situation and the basis on which a termination of listing might continue to be deferred, but such deferral appears unlikely to continue absent changes in the Company's circumstances, and there can be no assurance that a return to compliance will be accomplished or that the listing will be continued.

The Company anticipates that implementation of the 1-for-3 reverse stock split recommended by the American Stock Exchange and approved by shareholders at the 1995 Annual Meeting would be delayed until after the closing of the proposed transaction to sell the Secure Communications Division.

Management believes that cash on hand as of August 31, 1996 ($153,600), careful management of operating costs and cash disbursements, and accounts receivable financing to alleviate short term cash requirements should enable the Company to meet its cash requirements through May 31, 1997.

                          PART II   OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K


   (b) Reports of Form 8-K

       None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GENERAL KINETICS INCORPORATED



Date: October 15, 1996                        /s/ Larry M. Heimendinger
     ------------------------------           -------------------------------
                                              Chairman of the Board
                                              (Principal Executive Officer)



Date: October 15, 1996                        /s/ Sandy B. Sewitch
     ------------------------------           -------------------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Principal Financial Officer)