Form 10-Q
period 1996-11-30
GENERAL KINETICS INC
filed 1997-01-14
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934
For Quarter Ended November 30, 1996               Commission File Number 0-1738
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

                                                                Yes X    No
                                                                   ___     ___




                                    The number of shares of Registrant's  Common
                                    Stock outstanding as of  January 5, 1997

                                                                6,508,925 Shares

                                     INDEX

                                                                                                              Page No.
                  Cautionary Statement Under the Private Securities Litigation Reform Act of 1995................ 3

Part I - Financial Information

         Item I - Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                          November  30, 1996  and May 31, 1996................................................... 4

                         Condensed Consolidated Statements of Operations -
                         Six Months and Three Months Ended November 30, 1996  and  November 30, 1995,
                          respectively........................................................................... 5

                         Condensed Consolidated Statements of Cash Flows -
                         Six Months and Three Months  Ended  November 30, 1996  and
                          November  30, 1995, respectively....................................................... 6

                         Notes to Condensed Consolidated Financial Statements.................................... 7

         Item 2 -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.......................................................10


Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K...............................................................13

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

                         GENERAL KINETICS INCORPORATED
                          Consolidated Balance Sheets

                                                                               November 30,         May, 31
                                                                                   1996               1996
                                                                               (Unaudited)         (Audited)
                                                                             --------------     ---------------
                                     Assets
Current Assets:
     Cash and cash equivalents                                               $     319,500        $     364,100
     Accounts receivable, net of allowance, $168,000 and $249,700                1,622,300            1,325,500
     Inventories                                                                   562,000            3,505,900
     Prepaid expenses and other                                                    125,000               24,600
     Assets held for Sale                                                        2,242,400                    -
                                                                             -------------        -------------
     Total Current Assets                                                        4,871,200            5,220,100
                                                                             -------------        -------------

Property, Plant and Equipment                                                    4,849,600            6,869,300
Less:  Accumulated Depreciation                                                 (3,609,500)          (5,387,600)
                                                                             -------------        -------------
                                                                                 1,240,100            1,481,700
Other Assets, in 1996, principally capitalized software of
     $206,100 at May 31, 1996                                                       14,600              324,000
                                                                             -------------        -------------

     Total Assets                                                            $   6,125,900        $   7,025,800
                                                                             =============        =============


                     Liablilities and Stockholders' Deficit

Current Liabilities:
     Advances from factor                                                    $     269,800        $     146,500
     Current maturities of long-term debt                                          212,900              244,800
     Accounts payable, trade                                                     1,104,700            1,541,600
     Accrued expenses and other payables                                           810,500            1,224,400
                                                                             -------------        -------------
     Total Current Liabilities                                                   2,397,900            3,157,300
                                                                             -------------        -------------

Long-Term debt - less current maturities (including
     $8,999,100 and $8,966,700 due to controlling shareholder)                   9,755,500            9,800,100
Other long-term liabilities                                                        272,600              292,300
                                                                             -------------        -------------
     Total Long-Term Liabilities                                                10,028,100           10,092,400
                                                                             -------------        -------------

     Total Liabilities                                                          12,426,000           13,249,700
                                                                             -------------        -------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                                   1,759,000            1,759,000
         shares authorized, 7,035,557 shares issued, 6,508,925
         shares outstanding
     Additional Contributed Capital                                              7,186,900            7,186,900
     Accumulated Deficit                                                       (14,795,800)         (14,719,600)
                                                                             -------------        -------------
                                                                                (5,849,900)          (5,773,700)
     Less:
               Treasury Stock, at cost (526,632 shares)                           (450,200)            (450,200)
                                                                             -------------        -------------
     Total Stockholders' Deficit                                                (6,300,100)          (6,223,900)
                                                                             -------------        -------------

     Total Liabilities and Stockholders' Deficit                             $   6,125,900        $   7,025,800
                                                                             =============        =============

The accompanying notes are an integral part of the above statements.

                         GENERAL KINETICS INCORPORATED
                     Consolidated Statements of Operations

                                                                Six Months Ended                       Three Months Ended
                                                         November 30,      November 30,          November 30,        November 30,
                                                            1996              1995                   1996                1995
                                                            ----              ----                   ----                ----
Net Sales                                              $   4,726,900      $   4,977,600          $   2,087,800      $   2,344,800
Cost of Sales                                              3,428,300          4,011,600              1,514,500          2,079,900
                                                       -------------      -------------          -------------      -------------
Gross Profit                                               1,298,600            966,000                573,300            264,900
                                                       -------------      -------------          -------------      -------------

Selling, General & Administrative                            865,600            908,200                403,400            456,800

Product Research, Development & Improvement                   66,600            (13,900)                 7,500            (13,900)
                                                       -------------      -------------          -------------      -------------

Total Operating Expenses                                     932,200            894,300                410,900            442,900
                                                       -------------      -------------          -------------      -------------

Operating Income (Loss)                                      366,400             71,700                162,400           (178,000)

Interest Expense                                             202,000            186,600                 96,600             75,000
                                                       -------------      -------------          -------------      -------------

Net income (loss) from continuing operations                 164,400           (114,900)                65,800           (253,000)

Net income(loss) from discontinued operations               (240,700)            75,900               (205,900)            65,900
                                                       -------------      -------------          -------------      -------------

Net Loss                                               $     (76,300)     $     (39,000)         $    (140,100)     $    (187,100)
                                                       =============      =============          =============      =============

Earnings per share
  Primary
     Income (loss) from continuing operations                   0.01              (0.02)                  0.00              (0.04)
     Income (loss) from discontinued operations                (0.01)              0.01                  (0.01)              0.01
                                                       -------------      -------------          -------------      -------------

   Net loss per share                                  $       (0.00)     $       (0.01)         $       (0.00)     $       (0.03)
                                                       =============      =============          =============      =============

Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                    25,508,925          6,508,925             25,508,925          6,508,925
                                                       =============      =============          =============      =============




The accompanying notes are an integral part of the above statements.

                         GENERAL KINETICS INCORPORATED
                     Consolidated Statements of Cash Flows

                                                                                Six Months Ended
                                                                         November 30,         November 30,
                                                                         ------------         ------------
                                                                             1996                 1995
                                                                             ----                 ----
Cash Flows From Operating Activities:
Net (Loss)                                                            $      (76,300)      $      (39,000)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                             74,500              251,500
    Gain on disposal of equipment                                                  -                1,100
    ESOP compensation                                                              -               10,000
    Amortization of bond discount                                             32,300               32,300
  (Increase) Decrease in Assets:
    Accounts Receivable                                                     (726,200)             425,400
    Inventories                                                              453,400              627,900
    Prepaid Expenses                                                        (107,300)               4,100
    Other assets - Software Development Costs                                      -              (73,100)
    Other assets                                                               5,000               50,400
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                 255,900             (599,900)
    Accrued Expenses                                                           3,600               42,900
    Other Long Term Liabilities                                              (19,700)             (19,200)
                                                                      --------------       --------------

        Net cash provided by/(used) in Operating Activites                  (104,800)             714,400
                                                                      --------------       --------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                               (31,500)            (116,200)
  Net proceeds from sale of property, plant and equipment                          -                1,000
  Change in assets held for sale                                              75,300                    -
                                                                      --------------       --------------

        Net cash  provided by/(used) in Investing Activities                  43,800             (115,200)
                                                                      --------------       --------------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                1,543,900              820,500
  Repayments of Advances from Factor/
    Demand Notes Payable                                                  (1,420,600)          (1,227,500)
  Borrowings on Long Term Debt                                                     -               90,000
  Repayments on Long Term Debt                                              (106,900)            (109,100)
                                                                      --------------       --------------

        Net cash provided by/(used) in Financing Activities                   16,400             (426,100)
                                                                      --------------       --------------

Net (decrease) increase in cash and cash equivalents                         (44,600)             173,100

Cash and Cash Equivalents:  Beginning of Period                              364,100              212,200
                                                                      --------------       --------------
Cash and Cash Equivalents:  End of Period                             $      319,500       $      385,300
                                                                      ==============       ==============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                          $      154,800       $      245,600
    Income Taxes                                                                   -                    -
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
         value of ESOP shares                                         $            -       $      140,000
    Increase in assets held for sale                                  $       75,300       $            -

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

                    Notes to Condensed Financial Statements
                                  (Unaudited)



Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1996, and for the three months and six months ended November 30, 1996, and November 30, 1995, respectively, include the accounts of General Kinetics Incorporated ("GKI") and its wholly-owned subsidiary, Food Technology Corporation. All material intercompany accounts and transactions have been eliminated.

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

         The results of operations for the three month and six month periods ended November 30, 1996, are not necessarily indicative of the results to be expected for the full year.


Note 2 - Sale of the Secure Communications Division

         As of December 5, 1996, GKI completed the sale of its secure communications business to Cryptek Secure Communications, LLC (the "Purchaser"), a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P.

         In the transaction GKI received $1.75 million in cash, a $750,000 secured promissory note payable over three years (bearing interest at 1% over the prime rate) and $1.5 million face amount of 6% convertible preferred equity of the Purchaser which must be redeemed by the Purchaser within five years (unless previously converted). Such preferred equity interest is convertible, at GKI's option, into 4.2% of the regular membership interests in the Purchaser on a diluted basis. The Purchaser also assumed certain liabilities related to the secure communications business, subject to the terms and conditions of the agreement of sale. The foregoing summary is not a complete description of the terms and conditions of the reported transaction; reference is made to the copy of the agreement between the Purchaser and GKI attached as Exhibit 2.1 to the Form 8-K dated December 20, 1996. Such summary is qualified in all respects by such reference.

         The consideration received by GKI for its secure communications business was determined in arms-length negotiations with the Purchaser. GKI is not aware of any material relationship between it or any of its directors and officers, or between any affiliate or the directors or officers of any affiliate and the Purchaser, that existed at the date of the disposition.

         Operating results of the SCD for the six months and three months ended November 30, 1996 are shown separately in the accompanying statement of operations. The statement of operations for the six months and three months ended November 30, 1995 have been restated and operating results of SCD are also shown separately. Net sales of SCD for the six months ended November 30, 1996 and 1995 were approximately $1.6 million and $4.4 million, respectively. The net income/(loss) for the division for the six months ended November 30, 1996 and 1995 were approximately ($240,700) and $75,900 respectively. These amounts are included as a discontinued operation in the accompanying income statement.

         Assets and liabilities of the SCD consisted of the following at November 30 and May 31, 1996:

                                        November 30, 1996      May 31, 1996

Accounts receivable                         $  454,432           $  429,839
Inventories                                  2,380,613            2,490,382
Prepaid expenses                                 2,517                6,910
Property, plant and Equip.                     152,569              198,567
Other assets                                   201,269              304,429
                                             ---------            ---------
         Total assets                        3,191,400            3,429,667
                                             ---------            ---------
Accounts payable                               544,398              692,798
Accrued expenses                               404,640              419,163
                                             ---------            ---------
         Net assets to be sold              $2,242,362           $2,317,716
                                            ==========           ==========


         Net assets to be sold, at their book values, have been classified separately in the accompanying balance sheet at November 30, 1996. The May 31, 1996 balance sheet has not been restated.

         The Company expects to realize a gain of approximately $150,000 on the sale of SCD, net of estimated disposal costs and an estimated provision for operating losses during the phase-out period. As of November 30, 1996, the Company has recorded approximately $86,600 in deferred closing costs related to the sale of SCD.

Note 3 - Commitments and Contingencies

   No significant changes.

Note 4 - Net Income/(Loss)Per Share

   Primary and fully diluted net earnings/(loss) per share have been computed using the weighted average number of common shares and common equivalent shares outstanding, to the extent dilutive. Common equivalent shares consist of 19 million shares issuable upon conversion of Convertible Subordinated Debentures issued to the Company's majority shareholder, RABO Investment Management AG ("RABO"), formerly Gutzwiller & Partner, AG. Outstanding stock options were not determined to be dilutive, and therefore no effect was given to them for the current period. Net income for the period was adjusted for the elimination of interest expense for the convertible debt, net of applicable income taxes, while the average number of shares of common stock and common stock equivalents were increased. For the six months ended November 30, 1996 and 1995, both primary and fully diluted earnings/(loss) per share from continuing operations were $0.01 and ($0.02), respectively.



Note 5 - Notes Payable

At May 31 and November 30, 1996 convertible debentures initially issued to RABO have an aggregate principal amount of $9.5 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually beginning August 1995. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.


Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of November 30, 1996, however, the lender has agreed to waive the violations through May 31, 1997. The debt has been classified as a current liability at November 30, 1996 in the accompanying financial statements.

   Additionally, as previously reported, the Company has entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility (under which $114,400 was outstanding at November 30,
1996). Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal and interest until the remaining principal is paid in full.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended November 30, 1996, Compared to Six Months Ended November 30,
1995

   Net sales for continuing operations for the six months ended November 30, 1996 were approximately $4.7 million compared to net sales of approximately $5.0 million for the six months ended November 30, 1995. The Electronic Enclosure Division's net sales decreased from approximately $4.63 million for the six months ended November 30, 1995 to approximately $4.58 million for the six months ended November 30, 1996. There was a decrease in sales in Food Technology Corporation of approximately $200,000 due to a decrease in demand for sorting equipment in the six months ended November 31, 1996 as compared to the corresponding period of the prior fiscal year.


   Sales, General & Administrative costs were approximately $865,600 in the first six months of fiscal 1996 to as compared to approximately $908,200 in the first six months of the prior fiscal year. Total operating expenses increased from $894,300 to $932,200 principally due to an expense of approximately $66,600 during the six months ended November 30, 1996 for research and development in respect to the feasibility of potential new products or services, through joint ventures or otherwise, outside of the Company's present operating divisions.


   For the six months ended November 30, 1996, the Company showed operating income of approximately $366,400 compared to operating income of $71,700 for the comparable six months of the prior year. The increase was principally due to an increase in gross profit margin of approximately 10% in the first half of fiscal 1997 in the Electronic Enclosure Division as compared to the same period in the prior fiscal year.


   There was a net loss from discontinued operations (SCD) of approximately $240,700 on net sales of $1.6 million during the six months ended November 30, 1996 as compared to net income of $75,900 on net sales of $4.4 million for the corresponding period of the prior fiscal year.


Three Months Ended November 30, 1996, Compared to Three Months Ended November 30, 1995

   Net sales for continuing operations for the three months ended November 30, 1996 were approximately $2.1 million compared to net sales of approximately $2.3 million for the quarter ended November 30, 1995. The Electronic Enclosure Division's net sales decreased from approximately $2.26 million for the quarter ended November 30, 1995 to approximately $2.01 million for the quarter ended November 30, 1996. The decrease in sales was due principally to a decrease in demand and management's efforts to target new contracts with higher profit margins.

   Sales, General & Administrative costs were approximately $403,400 in the second quarter of fiscal 1996 to as compared to approximately $456,800 in the second quarter of the prior fiscal year. For the three months ended November
30, 1996, the Company showed operating income of approximately $162,400 compared to an operating loss of approximately $178,000 for the comparable quarter of the prior year. The improvement was due principally to an increase in gross profit margin of approximately 16% in the second quarter of fiscal 1997 in the Electronic Enclosure Division as compared to the corresponding period in the prior fiscal year.


Liquidity and Capital Resources


         As of December 5, 1996, GKI completed the sale of its secure communications business to the Purchaser identified above. In the transaction GKI received $1.75 million in cash, a $750,000 secured promissory note payable over three years (bearing interest at 1% over the prime rate) and $1.5 million face amount of 6% convertible preferred equity of the Purchaser which must be redeemed by the Purchaser within five years (unless previously converted). Such preferred equity interest is convertible, at GKI's option, into 4.2% of the regular membership interests in the Purchaser on a diluted basis. The Purchaser also assumed certain liabilities related to the secure communications business, subject to the terms and conditions of the agreement of sale. The foregoing summary is not a complete description of the terms and conditions of the reported transaction; reference is made to the copy of the agreement between the Purchaser and GKI attached as Exhibit 2.1 to the Form 8-K dated December 5, 1996. Such summary is qualified in all respects by such reference.

         The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating loss for fiscal 1996 showed significant improvement over the prior three fiscal years, and there was a small operating profit from continuing operations in the first half of fiscal 1997. In the Electronic Enclosure Division, productivity improvements along with efforts to target new contracts with higher profit margins for the Company resulted in a significant improvement in gross profits for the 1996 fiscal year and the first half of fiscal 1997 as compared to the prior three fiscal years. The division must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the division can complete with favorable profit margins to continue to operate profitably in fiscal 1997. Management believes that it has taken appropriate steps to return the Company to profitability, however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability in fiscal 1997.


         In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. At November 30, 1996, the balance due Reservoir was $269,800. The Company does not expect to continue to draw on this credit facility in the short term and plans to use the proceeds from the sale of the secure communications division to alleviate any short-term cash requirements.

         The Company continues to be out of compliance with certain listing requirements of the American Stock Exchange by virtue of recent trading prices of its common stock as well as stockholders' equity and working capital deficits, recent losses and other factors. However, the Company has actively taken steps to address the Exchange's guidelines, and has discussed with representatives of the Exchange its situation and the basis on which a termination of listing might continue to be deferred. The Exchange has agreed to defer consideration of termination in light of, among other things, the sale of the secure communications division; however, there can be no assurance that a return to compliance will be accomplished or that the listing will be continued.

Management believes that cash on hand as of November 30, 1996 ($319,500), the proceeds from the sale of the secure communications division discussed above, and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1997.

                          PART II   OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K


   (b) Reports of Form 8-K

       Form 8-K dated December 5, 1996 reporting the Sale of the Secure Communications Division.


       Exhibits included in Form 8-K:


                             2.1 Asset Purchase Agreement between General Kinetics Incorporated and Cryptek Secure Communications, LLC, a Delaware limited liability company formed by affiliates of Angelo, Gordon & Co., L.P., dated as of November 1, 1996

                             2.2 List of Contents of Exhibits and Schedules to the Asset Purchase Agreement.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GENERAL KINETICS INCORPORATED



Date: January  14, 1997                     /s/ Larry M. Heimendinger
      _________________                     _________________________________
                                            Chairman of the Board
                                            (Principal Executive Officer)

Date: January 14, 1997                      /s/ Sandy B. Sewitch
      _________________                     _________________________________
                                            Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)