Form 10-Q/A
period 1996-09-30
GENERAL KINETICS INC
filed 1997-01-31
CIK 40675

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


                          GENERAL KINETICS INCORPORATED




Date: January 31, 1997                         /s/ Sandy B. Sewitch
      --------------------------               ---------------------------------
                                                Chief Financial Officer
                                               (Principal Accounting Officer and
                                                Principal Financial Officer)