Form 10-Q
period 1997-02-28
GENERAL KINETICS INC
filed 1997-04-18
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934
For Quarter Ended February 28, 1997               Commission File Number 0-1738
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

                                             Yes X    No
                                                ___     ___



               The number of shares of Registrant's  Common
               Stock outstanding as of April 5, 1997
                                           6,508,925 Shares

                                     INDEX


                                                                                                                         Page No.
                  Cautionary Statement Under the Private Securities Litigation Reform Act of 1996...........................3

Part I - Financial Information

         Item I - Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                          February 28, 1997  and May 31, 1996...............................................................4

                         Condensed Consolidated Statements of Operations -
                         Nine Months and Three Months Ended February 28, 1997  and  February 29, 1996,
                          respectively......................................................................................5

                         Condensed Consolidated Statements of Cash Flows -
                         Nine Months and Three Months  Ended  February 28, 1997  and
                          February 29, 1996, respectively...................................................................6

                         Notes to Condensed Consolidated Financial Statements...............................................7

         Item 2 -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................................................................11


Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K..........................................................................14

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

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

         In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1996 and 1995 set forth in the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 1996.

                         General Kinetics Incorporated
                          Consolidated Balance Sheets


                                                                                 February 28,             May, 31
                                                                                     1997                   1996
                                                                                     ----                   ----
                                                                                 (Unaudited)             (Audited)
                                                                                 -----------             ---------
                                     Assets
Current Assets:
     Cash and cash equivalents                                                  $   1,149,300          $     364,100
     Accounts receivable, net of allowance of $168,000 and $249,700                 1,394,700              1,325,500
     Inventories                                                                      835,900              3,505,900
     Prepaid expenses and other                                                        58,300                 24,600
     Note receivable, current                                                         200,000
     Note receivable, affiliate                                                       125,000                     --
                                                                                -------------          -------------
     Total Current Assets                                                           3,763,200              5,220,100
                                                                                -------------          -------------

Property, Plant and Equipment                                                       4,916,200              6,869,300
Less:  Accumulated Depreciation                                                    (3,645,400)            (5,387,600)
                                                                                -------------          -------------
                                                                                    1,270,800              1,481,700

Note Receivable, less current portion                                                 550,000                     --
Other Assets, principally capitalized software of
     $206,100 at May 31, 1996                                                          14,600                324,000
                                                                                -------------          -------------

     Total Assets                                                               $   5,598,600          $   7,025,800
                                                                                =============          =============

                     Liablilities and Stockholders' Deficit

Current Liabilities:
     Advances from factor                                                       $          --          $     146,500
     Current maturities of long-term debt                                             186,700                244,800
     Accounts payable, trade                                                          745,200              1,541,600
     Accrued expenses and other payables                                              815,300              1,224,400
                                                                                -------------          -------------
     Total Current Liabilities                                                      1,747,200              3,157,300
                                                                                -------------          -------------

Long-Term debt - less current maturities (including
     $9,015,200 and $8,966,700 due to controlling shareholder)                      9,764,500              9,800,100
Other long-term liabilities                                                           263,000                292,300
                                                                                -------------          -------------
     Total Long-Term Liabilities                                                   10,027,500             10,092,400
                                                                                -------------          -------------

     Total Liabilities                                                             11,774,700             13,249,700
                                                                                -------------          -------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                                      1,759,000              1,759,000
         shares authorized, 7,035,557 shares issued, 6,508,925
         shares outstanding
     Additional Contributed Capital                                                 7,186,900              7,186,900
     Accumulated Deficit                                                          (14,671,800)           (14,719,600)
                                                                                -------------          -------------
                                                                                   (5,725,900)            (5,773,700)
     Less:
               Treasury Stock, at cost (526,632 shares)                              (450,200)              (450,200)
                                                                                -------------          -------------
     Total Stockholders' Deficit                                                   (6,176,100)            (6,223,900)
                                                                                -------------          -------------

     Total Liabilities and Stockholders' Deficit                                $   5,598,600          $   7,025,800
                                                                                =============          =============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                     Consolidated Statements of Operations



                                                               Nine Months Ended                    Three Months Ended
                                                          February 28,     February 29,        February 28,     February 29,
                                                              1997             1996                1997              1996
                                                              ----             ----                ----              ----
Net Sales                                                 $ 6,204,200      $ 5,942,500          $ 1,477,300      $   964,900
Cost of Sales                                               4,483,700        4,927,900            1,055,400          916,300
                                                          -----------      -----------          -----------      -----------
Gross Profit                                                1,720,500        1,014,600              421,900           48,600
                                                          -----------      -----------          -----------      -----------

Selling, General & Administrative                           1,198,700        1,398,800              333,100          490,700

Product Research, Development & Improvement                    81,400          (13,900)              14,800               --
                                                          -----------      -----------          -----------      -----------

Total Operating Expenses                                    1,280,100        1,384,900              347,900          490,700
                                                          -----------      -----------          -----------      -----------

Operating Income (Loss)                                       440,400         (370,300)              74,000         (442,100)

Interest Expense                                              268,900          263,400               66,900           76,800
                                                          -----------      -----------          -----------      -----------

Income (loss) from continuing operations                      171,500         (633,700)               7,100         (518,900)

Gain on sale of division                                      117,000                               117,000

Income(loss) from discontinued operations                    (240,700)         167,300                   --           91,400
                                                          -----------      -----------          -----------      -----------

Net income/(loss)                                         $    47,800      $  (466,400)         $   124,100      $  (427,500)
                                                          ===========      ===========          ===========      ===========

Earnings per share
  Primary
     Income (loss) from continuing operations                    0.01            (0.10)                0.00            (0.08)
     Income (loss) from discontinued operations                 (0.01)            0.03                 0.01             0.01
                                                          -----------      -----------          -----------      -----------
   Net income/(loss) per share                            $      0.00      $     (0.07)         $      0.01      $     (0.07)
                                                          ===========      ===========          ===========      ===========

Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                     25,508,925        6,508,925           25,508,925        6,508,925
                                                          ===========      ===========          ===========      ===========

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                     Consolidated Statements of Cash Flows

                                                                                      Nine Months Ended
                                                                             February 28,         February 29,
                                                                             ------------         ------------
                                                                                 1997                 1996
                                                                                 ----                 ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                         $       47,800         $   (466,400)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                168,700              375,500
    Gain on disposition of discontinued operations                              (117,000)                  --
    Gain on disposal of equipment                                                     --                1,200
    ESOP compensation                                                                 --               15,500
    Amortization of bond discount                                                 48,500               48,500
  (Increase) Decrease in Assets:
    Accounts Receivable                                                         (434,700)           1,079,200
    Inventories                                                                  278,800              198,700
    Prepaid Expenses                                                             (35,200)              41,000
    Other assets - Software Development Costs                                         --             (101,000)
    Other assets                                                                  82,400              (22,800)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                    (214,400)            (829,200)
    Accrued Expenses                                                             (21,200)             199,300
    Other Long Term Liabilities                                                  (29,300)             (25,600)
                                                                          ---------------        ------------

        Net cash provided by/(used) in Operating Activites                      (225,600)             513,900
                                                                          ---------------        ------------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                  (113,100)            (156,800)
  Convertible note receivable from affiliate                                    (125,000)
  Net proceeds from sale of property, plant and equipment                             --                1,000
  Net proceeds from dispostition of discontinued operations                    1,535,800                   --
                                                                          ---------------        ------------

        Net cash  provided by/(used) in Investing Activities                   1,297,700             (155,800)
                                                                          ---------------        ------------

Cash Flows from Financing Activities:
  Advances from Factor                                                         1,543,900              820,500
  Repayments of Advances from Factor                                          (1,690,400)          (1,227,500)
  Borrowings on Long Term Debt                                                        --               90,000
  Repayments on Long Term Debt                                                  (140,400)            (191,700)
                                                                          ---------------        ------------

        Net cash provided by/(used) in Financing Activities                     (286,900)            (508,700)
                                                                          ---------------        ------------

Net (decrease) increase in cash and cash equivalents                             785,200             (150,600)

Cash and Cash Equivalents:  Beginning of Period                                  364,100              212,200
                                                                          ---------------        ------------
Cash and Cash Equivalents:  End of Period                                 $    1,149,300         $     61,600
                                                                          ==============         ============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                              $      334,274         $    305,700
    Income Taxes                                                                     800                   --
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
         value of ESOP shares                                             $           --         $    209,500
   Note received upon disposition of discontinued operations              $      750,000         $         --


The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

                    Notes to Condensed Financial Statements
                                  (Unaudited)



Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1996, and for the three months and nine months ended February 28, 1997, and February 29, 1996, respectively, include the accounts of General Kinetics Incorporated ("GKI") and its wholly owned subsidiary, Food Technology Corporation. All material intercompany accounts and transactions have been eliminated.

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

         The results of operations for the three month and nine month periods ended February 28, 1997, are not necessarily indicative of the results to be expected for the full year.


Note 2 - Sale of the Secure Communications Business

         As of December 5, 1996, GKI completed the sale of its secure communications business to Cryptek Secure Communications, LLC (the "Purchaser"), a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P.

         In the transaction GKI received $1.75 million in cash, a $750,000 secured promissory note payable over three years (bearing interest at 1% over the prime rate) and $1.5 million face amount of 6% convertible preferred equity of the Purchaser which must be redeemed by the Purchaser within five years (unless previously converted). Such preferred equity interest is convertible, at GKI's option, into 4.2% of the regular membership interests in the Purchaser on a diluted basis. The Purchaser also assumed certain liabilities related to the secure communications business, subject to the terms and conditions of the agreement of sale. The cash proceeds from the sale were offset by estimated disposal costs and a provision for operating losses during the phase out period of approximately $214,200. The foregoing summary is not a complete description of the terms and conditions of the reported transaction; reference is made to the copy of the agreement between the Purchaser and GKI attached as Exhibit 2.1 to

GKI's  Form  8-K  dated  December  20,  1996.   Such summary is qualified in all
respects by such reference.

         The consideration received by GKI for its secure communications business was determined in arms-length negotiations with the Purchaser. GKI is not aware of any material relationship between it or any of its directors and officers, or between any affiliate or the directors or officers of any affiliate and the Purchaser, that existed at the date of the disposition.

         Operating results of the Secure Communications Division ("SCD") for the nine months and three months ended February 28, 1997 are shown separately in the accompanying statement of operations. The statementS of operations for the nine months and three months ended February 29, 1996 have been restated and operating results of SCD are also shown separately. Net sales of SCD for the period ended December 5, 1996 and the nine months ended February 29, 1996 were approximately $1.6 million and $6.0 million, respectively. The net income/(loss) for the division for the period ended December 5, 1996 and the nine months ended February 29, 1996 were approximately ($240,700) and $167,300 respectively. These amounts are included as a discontinued operation in the accompanying statement of operations.

         Assets and liabilities of the SCD consisted of the following at December 5 and May 31, 1996:

                                        December 5, 1996       May 31, 1996
                                        ----------------       ------------
Accounts receivable                         $  365,532           $  429,839
Inventories                                  2,391,214            2,490,382
Prepaid expenses                                 1,547                6,910
Property, plant and Equip.                     180,981              198,567
Other assets                                   201,269              304,429
                                             ---------           ----------
         Total assets                        3,140,543            3,429,667
                                             ---------           ----------
Accounts payable                               582,023              692,798
Accrued expenses                               387,936              419,163
                                             ---------           ----------
         Net assets sold                    $2,170,584           $2,317,716
                                            ==========           ==========


         The accompanying balance sheet at May 31, 1996 has not been restated.

         The Company realized a gain of approximately $117,000 on the sale of the secure communications business, net of estimated disposal costs and a provision for operating losses during the phase-out period. As of February 28, 1997, the Company has recorded approximately $10,000 in deferred closing costs related to the sale of the secure communications business.

Note 3 - Commitments and Contingencies

   No significant changes.

Note 4 - Net Income/(Loss)Per Share

   Primary and fully diluted net earnings/(loss) per share have been computed using the weighted average number of common shares and common equivalent shares outstanding, to the extent dilutive. Common equivalent shares consist of 19 million shares issuable upon conversion of Convertible Subordinated Debentures issued to the Company's majority shareholder, RABO Investment Management AG ("RABO"), formerly Gutzwiller & Partner, AG. Outstanding stock options were not determined to be dilutive, and therefore no effect was given to them for the current period. Net income for the period was adjusted for the elimination of interest expense for the convertible debt, net of applicable income taxes, while the average number of shares of common stock and common stock equivalents were increased. For the Nine months ended February 28, 1997 and February 29, 1996, both primary and fully diluted earnings/(loss) per share from continuing operations were approximately $0.01 and ($0.07), respectively.



Note 5 - Notes Payable

At May 31, 1996 and February 28, 1997 convertible debentures initially issued to RABO have an aggregate principal amount of $9.5 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually beginning August 1996. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.


Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of February 28, 1997, however, the lender has agreed to waive the violations through May 31, 1997. The debt has been classified as a current liability at February 28, 1997 in the accompanying financial statements.

   Additionally, as previously reported, the Company has entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility (under which $85,900 was outstanding at February 28,
1997). Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal and interest until the remaining principal is paid in full.

Note 6 - Related Party Transactions

During the three months ended February 28, 1997 the Company made loans, which it has the option of converting into equity interests, in the amount of $125,000 to LINK2IT L.L.C., a company formed by Messrs. Heimendinger and McConnell, who are directors of the Company. The Company presently holds 19% of the equity interests in LINK2IT. Such loans consist of convertible promissory notes due one year from the date of issuance, bearing interest at 9-1/4% per annum, in form substantially similar to the Company's outstanding convertible debentures. The notes are presently convertible, at the Company's option, into additional equity interests in LINK2IT totaling 10% of the aggregate. The Company agreed to make a potential further investment in LINK2IT of up to $125,000, upon the satisfaction of certain conditions, under the same term as the loans described above. See
Exhibit 10.1.


Note 7 - Recent Accounting Pronouncements

On March 3, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, Basic earnings per share would have been $0.01 and $0.02 per share for the nine months and three months ended February 28, 1997, respectively, and $(0.07) and $(0.07) for the nine months and three months ended February 29, 1996, respectively. Diluted earnings per share would have been $0.00 and $0.01 per share for the nine months and three months ended February 28, 1997, respectively, and $(0.07) and $(0.07) per share for the nine months and three months ended February 29, 1996, respectively.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Months Ended February 28, 1997, Compared to Nine Months Ended February 29, 1996

   Net sales for continuing operations for the nine months ended February 28, 1997 were approximately $6.2 million compared to net sales of approximately $5.9 million for the nine months ended February 29, 1996. The Electronic Enclosure Division's net sales increased from approximately $5.5 million for the nine months ended February 29, 1996 to approximately $6.0 million for the nine months ended February 28, 1997. The increase was due primarily to an increase in demand for the nine months ended February 28, 1997 as compared to the same period of the prior fiscal year. There was a decrease in sales in Food Technology Corporation of approximately $250,000 primarily due to a decrease in demand for sorting equipment in the Nine months ended February 28, 1997 as compared to the corresponding period of the prior fiscal year.


   Selling, General & Administrative costs were approximately $1.2 million in the first nine months of fiscal 1997 as compared to approximately $1.4 in the first nine months of the prior fiscal year, and total operating expenses decreased from approximately $1.4 million to $1.3 million. This decrease was principally due to a decrease in corporate overhead due to the sale of the secure communications business.

   For the nine months ended February 28, 1997, the Company showed operating income of approximately $440,400 compared to an operating loss of approximately $370,300 for the comparable nine months of the prior year. The increase was principally due to an increase in gross profit margin of over 10% in the first three quarters of fiscal 1997 in the Electronic Enclosure Division as compared to the same period in the prior fiscal year.


   There was a net loss from discontinued operations (the Secure Communications Division) of approximately $240,700 on net sales of approximately $1.6 million from June 1, 1996 through November 30, 1996. During the prior fiscal year, the Secure Communications Division had net income of approximately $167,300 on net sales of approximately $6.0 million for the nine months ended February 29, 1996. Net sales and net income for the nine months ended February 29, 1996 included deliveries totaling $3.0 million on a contract to Bosch Telecom, a supplier of fax machines to the German Government. Deliveries on the contract with Bosch Telecom were substantially complete at February 29, 1996.

   There was a gain on the sale of the secure communications business of approximately $117,000 recorded in the quarter ended February 28, 1997.


Three Months Ended February 28, 1997, Compared to Three Months Ended February 29, 1996

   Net sales for continuing operations for the three months ended February 28, 1997 were approximately $1.5 million compared to net sales of approximately $1.0 million for the quarter ended February 29, 1996. The Electronic Enclosure Division's net sales increased from approximately $0.9 million for the quarter ended February 29, 1996 to approximately $1.4 million for the quarter ended February 28, 1997. The increase was due primarily to an increase in demand for the three months ended February 28, 1997 as compared to the same period of the prior fiscal year.

   Sales, General & Administrative costs were approximately $333,100 in the third quarter of fiscal 1997 as compared to approximately $490,700 in the third quarter of the prior fiscal year. This decrease was principally due to a decrease in corporate overhead due to the sale of the secure communications business.

   For the three months ended February 28, 1997, the Company showed operating income of $74,000 compared to an operating loss of $442,100 for the comparable quarter of the prior year. The improvement was due principally to the increase in sales and a significant increase in the gross profit margin in the third quarter of fiscal 1997 in the Electronic Enclosure Division as compared to the corresponding period in the prior fiscal year.

  There was a gain on the sale of the secure communications business of approximately $117,000 recorded in the quarter ended February 28, 1997.



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

         As discussed above, the Company received $1,750,000 in cash proceeds from the sale of the Secure Communications Division. During the three months ended February 28, 1997, the Company paid expenses associated with the sale, significantly reduced accounts payable, and repaid all outstanding advances from the accounts receivable factor. As of February 28, 1997, the Company had a balance of $1,149,300 in cash and cash equivalents. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1997.

         The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating loss for fiscal 1996 showed significant improvement over the prior three fiscal years, and there was a small operating profit from continuing operations in the first three quarters of fiscal 1997. In the Electronic Enclosure Division, productivity improvements along with efforts to target new contracts with higher profit margins for the Company resulted in a significant improvement in gross profits for the 1996 fiscal year and the first three quarters of fiscal 1997 as compared to the prior three fiscal years. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the division can complete with favorable profit margins to continue to operate profitably in fiscal 1997. Management believes that it has taken appropriate steps to return the Company to profitability, however, there can be no assurance that revenues will increase or that the Company will be able to generate revenues or margins sufficient to achieve profitability in fiscal 1997.


         In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. The Company does not expect to continue to draw on this credit facility in the short term and plans to use the proceeds from the sale of the secure communications business to alleviate any short-term cash requirements.

         The Company continues to be out of compliance with certain listing requirements of the American Stock Exchange by virtue of recent trading prices of its common stock as well as stockholders' equity and working capital deficits, historical losses and other factors. However, the Company has actively taken steps to address the Exchange's guidelines, and has discussed with representatives of the Exchange its situation and the basis on which a termination of listing might continue to be deferred. The Exchange has agreed to defer consideration of termination in light of, among other things, the sale of the secure communications business; however, there can be no assurance that a return to compliance will be accomplished or that the listing will be continued.




                          PART II   OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

   (a)  The following exhibits accompany this report:

        Exhibit Number            Description of Exhibit
        --------------            ----------------------
          10.1                    Agreement between GKI and Link2It,
                                  L.L.C., dated as of January 21, 1997



   (b) Reports of Form 8-K

                None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GENERAL KINETICS INCORPORATED



Date: April  18, 1997                         /s/ Larry M. Heimendinger
     -----------------------                  -----------------------------
                                              Chairman of the Board
                                              (Principal Executive Officer)

Date: April 18, 1997                          /s/ Sandy B. Sewitch
     -----------------------                  -----------------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Principal Financial Officer)

Index to Exhibits



        Exhibit Number            Description of Exhibit
        --------------            ----------------------
          10.1                    Agreement between GKI and Link2It,
                                  L.L.C. dated as of January 21, 1997

                                           As of January 21, 1997


LINK2IT, L.L.C.
4256 Beck Avenue
Studio City, CA  91604

Ladies and Gentlemen:

                  This letter will confirm our agreement regarding the basis on which General Kinetics Incorporated ("GKI") has made an investment in LINK2IT L.L.C. ("L2") and is contemplated to make further investments in the future. The terms set forth herein are not intended to be all-inclusive and are to be supplemented by more detailed further documents, but shall nevertheless be binding on the parties as to the matters specifically addressed below.

                  The basic terms and conditions of our understanding are as follows:

                  1. Formation of L2. L2 has been organized as a Delaware limited liability company by Larry M. Heimendinger and Richard J. McConnell, who hold all or substantially all of the membership interests therein.

                  2. Investment. a. Initial Investment. GKI has previously advanced certain amounts to and/or incurred certain costs on behalf of L2. In consideration of any and all amounts so advanced and/or costs so incurred through January 21, 1997, and the release and assignment to L2 of such interest, if any, as GKI might claim in any intellectual or other property or other items relating to L2 or its proposed products or services, GKI shall receive (i) a common membership interest in L2 representing 10% of the aggregate membership interests and (ii) a convertible preferred membership interest in L2 with a face amount of $112,500 convertible into 9% of the total membership interests on a fully diluted basis (subject to adjustment under certain circumstances as described in 3. below) and otherwise having terms (except as to voting) substantially equivalent to the common interests, but having a preference in liquidation to be mutually agreed upon in good faith.

                  b. Further Investment and Promissory Note. In addition, GKI agrees to provide make a potential further investment in L2 as a loan which may be converted at GKI's option, into additional equity interest. That agreement shall take the form of a line of credit under which L2 may draw up to an aggregate of $250,000 from time to time. Of this total, an aggregate of $150,000 shall be available immediately. The promissory note payable to GKI dated December 11, 1996 in the principal amount of $35,000 shall be cancelled and shall be deemed to constitute a drawing of $35,000 under such line of credit, leaving a balance of $115,000 presently available. Of that available balance, $65,000 shall be advanced as of the date of this letter (with such advance and GKI's prior loan of $35,000 to be evidenced by a new promissory note in the combined principal amount of $100,000). $50,000 shall remain available to be drawn as L2 may request from time to time. Based on the satisfaction of certain conditions, an additional $100,000 shall become available in such amounts and at such times as are set forth in a schedule to be mutually agreed upon in good faith. L2's obligation with respect to all sums so advanced shall be evidenced in a convertible promissory note in substantially the form delivered herewith, providing, among other things, that such note is convertible into additional common membership interests in L2 at the rate of 1% of the aggregate interests for each of $12,500 principal amount of the note so converted (subject to adjustment under certain circumstances as described in 3. below).

                  3. Conversion Adjustment. It is hoped and intended that one or more third parties will provide substantial additional investment capital for L2 on terms to be negotiated by L2 in its sole discretion with a view to securing funds necessary or desirable for research, development, marketing, sales, production or other purposes from time to time. Accordingly, the conversion price at which both the Note described in 2.b. above and the preferred membership interest described in 2.a. above shall be convertible into common membership interests in L2 shall be subject to adjustment, from 1% of the aggregate membership interests for each $12,500 principal or face amount so converted, to such lesser percentage as the principal or face amount so converted could have then purchased at a purchase price proportionate to the lowest price actually paid for membership interests by an independent third-party investor less a discount, for the benefit of GKI, of 15%. To the extent, if any, that conversion of the Note or preferred membership interest has preceded such third-party investment, the membership interests issued upon such conversion shall be adjusted to equal that percentage of the aggregate membership interests which the principal or face amount previously converted could have purchased at such price, less such discount. Such interests may also be subject to dilution by reason of option or ownership rights granted to L2 employees, consultants or others in an amount not to exceed 5% of the aggregate membership interests on a fully diluted basis, such dilution to be shared pro rata among membership interests issued or issuable upon conversion and existing membership interests.

                  4. Public Announcements. The parties hereto agree that neither of them shall issue any press release or otherwise make any public statements with respect to the transactions contemplated hereby, except as may be required by law (in which case the party required to make such public statement shall give reasonable advance notice thereof to the other party), without the prior consent of the other party, which consent shall not be unreasonably withheld.

                  If the foregoing properly sets forth our understanding, please so indicate by signing a copy of this letter of intent in the space provided below and returning it to us.

                                                   Very truly yours,

                                                   GENERAL KINETICS INCORPORATED



                                                   By:
                                                      __________________________


LINK2IT, L.L.C.



By:
   _____________________________