Form 10-K
period 1997-05-31
GENERAL KINETICS INC
filed 1997-08-29
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1997                Commission File No. 0-1738

                          GENERAL KINETICS INCORPORATED
             (Exact Name of Registrant as specified in its Charter)

        Virginia                                          54-0594435
(State of Incorporation)                       (IRS Employer Identification No.)


14130-A Sullyfield Circle, Chantilly, VA                                20151
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number                                     (703)-802-4848

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
-------------------
Common Stock with par value of 25 cents per share


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

Aggregate market value of the voting stock held by non-affiliates     $ 205,196*
of the Registrant as of August 15, 1997

(*Executive officers, directors, ESOP and Rabo Investment Management, A.G. were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
$.25 par value as of August 1, 1997, was                               6,658,925

                       Documents Incorporated by Reference
                       -----------------------------------

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 1997 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.


                                     PART I


ITEM 1 - BUSINESS

(a)      General Development of Business

General Kinetics Incorporated (the "Company" or "GKI"), through its Electronic Enclosure Division ("EED"), designs and manufactures high-quality precision enclosures for electronic systems, principally for sale to the U.S. Department of Defense and the U.S. Navy.

Over the years the Company has operated a number of diversified businesses. The Company was founded in 1954 and its Common Stock became publicly traded in November 1961.

Beginning in December, 1992, the Company's operations have been financed to a significant extent by debt and equity investments made by the Company's principal shareholder, RABO Investment Management AG ("RABO"), a Swiss investment bank (formerly Gutzwiller & Partner, A.G.) As of May 31, 1997, RABO has invested approximately $3 million in equity, and approximately $9.4 million in convertible debentures.

As of December 5, 1996, GKI completed the sale of its Secure Communications Division ("SCD") to Cryptek Secure Communications, LLC, a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. The Company recognized a gain on the sale of SCD of $117,000. As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC. Net Sales were approximately $1,626,300 for SCD and $199,500 for FTC during fiscal 1997. Both SCD and FTC experienced operating losses during fiscal 1997.


Both SCD and FTC are reflected as discontinued operations in the accompanying financial statements.


(b)      Financial Information About Industry Segments

Due to the sale of the Secure Communications Division and the Food Technology Corporation subsidiary during fiscal 1997, the Company is currently operating in a single industry segment.


(c)  Narrative Description of Business

ELECTRONIC ENCLOSURE BUSINESS

GENERAL

The Electronic Enclosure Division designs and manufactures high-quality precision enclosures for sophisticated electronic systems. EED is a manufacturing and engineering services group which produces build-to-print as well as custom engineered products. The Enclosure Division has manufactured electronics-ready enclosures and mounting systems for over 30 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect from shock and vibration sensitive electronic communication and detection equipment. EED's principal customer for these products is the U.S. Navy which, directly or through its prime contractors, accounted for 98% of the Division's revenues in fiscal year 1997. EED sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Northrop Grumman, Palomar Products, Lockheed Martin, and DRS Laurel Technologies.

STRATEGY

The Company's long-term goals for EED are to increase market penetration with the Department of Defense, and to expand into the non-government marketplace by targeting build to print or engineering design opportunities for enclosures and related products.

Management intends to use its current sales force, established customer base and reputation for quality to expand into other departments and agencies within the government. The Company is beginning to explore opportunities, using the current sales force, in the non-government marketplace, and expects the emphasis to be on those companies with requirements for high end precision enclosures as well as related metal fabrication products. The Company does not expect the non-government marketplace to provide a significant portion of its sales during fiscal 1998.

The Company plans to finance their strategy through cash on hand as of May 31, 1997 and cash flow generated through operations during fiscal 1998. It is anticipated that the Enclosure Division will achieve moderate overall growth along with improved margins in its operations.


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


CUSTOMERS

During fiscal year 1997, 1996, and 1995 EED has sold 98%, 99%, and 96%, respectively, of its products to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in Department of Defense spending, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the Enclosure Division, unless offset by greater market penetration or new sales to other government and commercial customers. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.


MARKETING AND SALES

The Enclosure Division currently markets its products through a direct sales force as well as through outside agencies. In fiscal 1998 EED expects to expand its direct sales effort through additional direct sales people or with outside agencies contracted as additional sales representatives. EED also participates in industry trade shows as a means of contacting new and existing customers and introducing new products.


BACKLOG

The Enclosure Division's contract backlog as of May 31, 1997 and May 31, 1996 was approximately $1.3 million and $2.4 million, respectively.

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

COMPETITION

The Enclosure Division operates in a mature, highly fragmented market with intense competition. The principal elements of competition are price, the ability to deliver product in accordance with major U.S. Government and prime contractor production schedules, technical expertise, quality, and service and support. The Company believes that EED competes with approximately 25 other manufacturers of electronic enclosures, including, in some instances, major prime contractors, which are also customers of the Company. Many of EED's competitors have significantly greater financial, marketing and technological resources than the Company.


RESEARCH AND DEVELOPMENT

The Company expensed approximately $59,200 and $93,500 during fiscal 1997 and fiscal 1996, respectively, in connection with research and development with respect to the feasibility of potential new products or services, outside of the Company's present operating divisions, principally the new products and services being pursued by Link2It, LLC, in which the Company has an ownership interest. The Company has no further commitment for research and development expenditures related to these products in fiscal 1998. (See Note 15 to the Consolidated Financial Statements)

The Company does not expect the Electronic Enclosure Business to engage in any significant research and development activities during fiscal 1998.

THE U.S. GOVERNMENT PROCUREMENT PROCESS

Substantially all of the Company's 1997 revenues from continuing operations were derived from sales directly to departments and agencies of the U.S. Government and to prime contractors reselling to the U.S. Government market. Revenues from these sales represented approximately 98% of the Company's total revenues in fiscal 1997. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience. The Company estimates that substantially all of the Enclosure Division's fiscal 1997 revenues were derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no terminations for convenience in fiscal 1997. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default any contract awarded to the Company.

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


EMPLOYEES AND LABOR AGREEMENTS

As of May 31, 1997, the Company had 92 employees, all located in the United States. Of the 92 employees, 32 were salaried and 60 were paid hourly. At that date on a Company-wide basis, there were 3 employees in engineering, 3 employees in sales and marketing, 74 employees in manufacturing and assembly operations, and 12 employees in an executive capacity or in finance and administration. 49 of the Company's employees were represented by the International Brotherhood of Electrical Workers union in Johnstown, Pennsylvania, under a five year collective bargaining agreement which will expire on May 31, 1999. The Company considers its employee relations to be good.

The Company has a noncontributory, qualified ESOP plan covering its nonunion, full-time employees, who are at least 21 years of age. The Company funded its ESOP in April 1991. The shares held by the ESOP were earned as compensation by eligible employees over a five-year period which ended May 31, 1996. The ESOP holds 171,500 shares, or approximately 2.6% of the outstanding Common Stock of the Company.


ENVIRONMENTAL MATTERS

The Enclosure Division uses limited amounts of hazardous materials in its production process, primarily in the treatment of metal components. All such materials are disposed of by independent certified carriers. The Company believes it operates its facilities in compliance in all material respects with all existing federal, state and local environmental regulations.

In connection with the renegotiation of the mortgage on the Orlando facility during fiscal 1996 an environmental study was undertaken which preliminarily indicated that the ground water might contain contaminants approaching or exceeding regulatory standards, which might be attributable to another company's neighboring facility. That company was notified, conducted a site assessment, and then agreed to bear responsibility for any costs associated with remediation. The neighboring company has indicated that it has completed its monitoring and remediation procedures and contaminant levels are now below the regulatory standards, and they have reached an agreement with the Florida Department of Environmental Protection. The Company does not believe that they will incur any future costs in this regard. Accordingly, the Company has not recorded any provision for loss with respect to this matter.

Pursuant to the requirements of applicable federal, state, and local statutes and regulations, the Company believes it has received all of the environmental permits and approvals necessary for the operations of its facilities.



SECURE COMMUNICATIONS DIVISION

As of December 5, 1996, GKI completed the sale of its secure communications business ("SCD") to Cryptek Secure Communications, LLC, a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. The division had been in the business of manufacturing and selling secure facsimile machines and secure local area network products for customers handling classified information. The Division incurred significant operating losses during fiscal 1997 and in each of the prior three fiscal years. Management believed that the resources likely to be involved in returning the division to profitable operations could more effectively be generated and utilized in connection with the development of EED and other activities. In addition, the $1.75 million in cash proceeds received from the sale of the division provided the Company with operating capital for its continuing business.



FOOD TECHNOLOGY CORPORATION

As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC. FTC is a manufacturer of high-quality texture testing instrumentation for the food industry and optical inspection equipment for the plastics and related industries. The Company decided to exit the Food Technology business primarily because it was a small operation which was not related to the Company's primary business, and which had not experienced any significant growth in recent years.

(d)  Foreign and Domestic Operations and Export Sales

The Electronic Enclosure Division does not have any significant foreign operations or export sales.



ITEM 2 - PROPERTIES

The Company maintains its executive offices, in an approximately 7,700 square foot subleased facility in northern Virginia. As part of the sale of the Company's Secure Communications Division, the Company assigned a lease for approximately 36,800 square feet of space in the building in Chantilly, Virginia which previously housed SCD. The lease for the Chantilly facility requires the Company to pay for its pro rata share of the taxes, insurance, and maintenance. The Company has subleased approximately 7,700 square feet of space from Cryptek on substantially the same terms and conditions as the master lease for its executive offices and the FTC operation. With the sale of FTC, the Company has sub subleased approximately 2,300 square feet of this space to Food Technology Corporation on substantially the same terms and conditions as the sublease with Cryptek.

Manufacturing facilities for the Company's Enclosure Division are located in buildings owned by the Company in two locations: a 56,000 square foot industrial manufacturing plant in Johnstown, Pennsylvania; and a 38,500 square foot industrial manufacturing plant in Orlando, Florida. A minor portion of the Johnstown facility is leased to an unrelated third party. The Johnstown facility is subject to a mortgage held by a local banking institution.

During fiscal 1996 the Company entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility. Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal ($57,400 at May 31, 1997) and interest until the remaining principal is paid in full. The loan is expected to be paid in full during the 1998 fiscal year.

The Company has engaged a broker to assist in the potential sale or leasing of the Orlando Facility. During fiscal 1997, approximately 2% of the Company's sales were manufactured in the Orlando facility, and the Company believes that the Johnstown facility is adequate to meet its current production requirements and has adequate excess capacity to provide for the Company's expected short term growth.


In addition, in July 1997, the Company sold a 19,000 square foot facility which it owned in Johnstown, Pennsylvania. The building was sold under a lease purchase option to an unrelated third party which had been leasing the building, for approximately $7,500 after credit for lease payments received by the Company.

The Company believes that its present facilities are adequate to meet its current production requirements.



ITEM 3 - LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings to which GKI or any of its subsidiaries is a party or of which any of their property is the subject.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   At the Annual Meeting of Stockholders on April 9, 1997, the following matters were voted on and approved:

1. Messrs. Marc Cotnoir and Richard McConnell were each elected as Class II directors for a term expiring in 1999 or until, in each case, his successor is elected and qualified. 5,454,805 shares of common stock, or approximately 99.7% of the shares voting, voted in favor of Messrs. Cotnoir and McConnell, and 14,026, or approximately 0.3% of the shares voting, withheld authority to vote for them.

2. The Board's selection of BDO Seidman, LLP as the Company's independent public accountants for the fiscal year ended May 31, 1997 was ratified. 5,438,470 shares of common stock, or approximately 99.4% of the shares voting, voted in favor of the proposal. 15,012 shares, or approximately 0.3% of the shares voting, voted against and 15,349 or approximately 0.3% of the shares voting, abstained.

                                     PART II


ITEM 5 - MARKET FOR GKI COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Effective June 1997, the Company's Common Stock, $.25 par value per share, began to be quoted in the NASD OTC Bulletin Board service, under the symbol "GKIN". Prior to that time, the Company's Common Stock traded on the American Stock Exchange ("AMEX") under the symbol "GKI".

During May 1997, since the Company did not fully satisfy all of the financial and market value guidelines of the American Stock Exchange ("AMEX") for continued listing, it consented to the removal of its Common Stock from the AMEX. The last day for trading the Company's Common Stock on the AMEX was May 23, 1997.


The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years (during periods that the Common Stock traded on the AMEX):

Quarter Ended                                       High               Low
-------------                                       ----               ---

May 31, 1997                                        5/16               1/16
February 28, 1997                                   7/16               3/16
November 30, 1996                                   9/16               3/16
August 31, 1996                                     5/8                3/8


May 31, 1996                                        7/8                7/16
February 28, 1996                                   7/8                7/16
November 30, 1995                                  15/16               1/16
August 31, 1995                                     1/2                1/16



The approximate number of holders of record of the Registrant's Common Stock, $.25 par value, as of August 15, 1997, was 1,035.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                                         Years ended May 31
--------------------------------------------------------------------------------
                            1993       1994     1995     1996     1997
                            ----       ----     ----     ----     ----
                               (in thousands, except per share data)
--------------------------------------------------------------------------------
Income Statement Data:

Net Sales                  $ 7,677   $ 7,803  $ 6,420  $ 7,585  $ 7,700
Cost of sales                7,122     7,519    5,438    5,654    5,542
                           -------   -------  -------  -------  -------
Gross profit                   555       284      982    1,931    2,158
Selling, general,
 and administrative
 expenses                    3,404     2,693    1,663    1,668    1,470
Product research,
 development, and
 improvement
 expenses                        0         0        0       94       59
Write off of acquired
 R & D costs                     0       416        0        0        0
Write off of Goodwil1            0       862        0        0        0
                           -------   -------  -------  -------  -------
Operating income
 (loss)                     (2,849)   (3,687)    (681)     169      629
Gain on Sale of
  Rockville Building             0      (553)       0        0        0
Interest expense, net          486       710      463      335      336
                           -------   -------  -------  -------  -------
Income (loss) from con-
 tinuing operations         (3,335)   (3,844)  (1,144)    (166)     293
Income (loss) from dis-
 continued operations          252      (892)    (419)    (587)    (217)
                           -------   -------  -------  -------  -------

Net income (loss)           (3,083)   (4,736)  (1,563)  (  753)      76
                           =======   =======  =======  =======  =======

Net Income(loss per share:
Income (loss) from
 continuing operations        (.95)     (.69)    (.18)    (.03)    .011
Income (loss) from dis-
 continued operations          .07      (.16)    (.06)    (.09)   (.008)
                           -------   -------  -------  -------  -------
Net Income (loss)             (.88)     (.85)    (.24)    (.12)    .003


Cash dividends
 per common share                0         0        0        0        0
Weighted average shares
 and dilutive equivalents
 outstanding                 3,498     5,543    6,509    6,509   25,747

Balance Sheet and Other Data:


--------------------------------------------------------------------------------
                                               May 31,

                             1993      1994     1995     1996     1997
                             ----      ----     ----     ----     ----

Working capital            $  (509)  $ 2,084  $ 2,405  $ 2,063  $ 2,070
Cash                            67       765      212      364    1,482
Total assets                 9,918     7,812    8,694    7,026    5,334
Net property, plant
  & equipment                2,554     2,121    1,747    1,482    1,249
Capital
  expenditures                  68       317      155      188      157
Long-term
  liabilities                4,771     8,248   10,063   10,092    9,964
Total Stockholders'
  Deficit                   (1,722)   (3,950)  (5,492)  (6,224)  (6,073)
Depreciation and
  amortization                 703       671      527      500      207

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's consolidated statements of income from continuing operations for fiscal years 1995, 1996 and 1997 (each ended May 31), and select items as a percent of revenue.



                               Percent of Revenue
                               ------------------


                                                  1995       1996       1997
                                                  ----       ----       ----

Net sales                                        100.0%     100.0%     100.0%
                                                 -----      -----      -----
 Gross profit                                     15.3%      25.4%      28.0%
 Operating expenses                              (25.9%)    (22.0%)    (19.9%)
                                                 -----      -----      -----
Operating income (loss)                          (10.6%)     (2.2%)      8.2%
Interest expense                                  (6.5%)     (4.4%)     (4.4%)
Income/(loss) from discontinued  operations
Income tax (provision)                            (7.2%)     (7.7%)     (2.8%)
  Benefit                                          0.0%       0.0%       0.0%
                                                 -----      -----      -----
 Net income (loss)                               (24.3%)    ( 9.9%)      1.0%
                                                 =====      =====      =====


RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Continuing Operations

Net sales for fiscal 1997 for the Electronic Enclosure Division were approximately $7.70 million as compared with $7.58 million for fiscal 1995, representing an increase of 1.5%. The increase was attributable to an increase in volume as a result of an increased sales effort and an increase in customer demand.

The principal customer for the Enclosure Division's products is the United States Navy which, directly or through its prime contractors, accounted for 98% of the Enclosure Division's revenues in fiscal year 1997.The Company's sales to the United States government and its prime contractors represented approximately 98% and 99% of total net sales during the Company's fiscal years ended May 31, 1997 and May 31, 1996, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The

Company's contracts with the United States government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in United States government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States government defense spending in general will not have an adverse effect on sales of the Company's products in the future.

Gross profit for fiscal 1997 was approximately $2.16 million compared with approximately $1.93 million for fiscal 1996, representing an increase of approximately 11.9%. Gross profit as a percentage of sales increased from 25.6% in fiscal 1996 to 28.0% in fiscal 1997. The gross profit increase for the Electronic Enclosure Division was caused primarily by internal efficiencies and improvements in the manufacturing process, improvements in the estimation and bidding process, and targeting contracts which the Company can most efficiently manufacture. The Company began implementing these procedures during fiscal 1995, and the effect of these changes has resulted in improved gross profits over each of the following two fiscal years. During fiscal 1998, the Company plans to upgrade its MIS and accounting systems, which the Company expects will provide more timely and accurate information about manufacturing operations.

Operating expenses for fiscal 1997 were approximately $1.53 million compared with $1.77 million for fiscal 1995, representing a decrease of 15.7%. Operating expenses as a percentage of net sales decreased from 23.2% in fiscal 1996 to 19.9% in fiscal 1997. Selling, General, and Administrative costs were approximately $1.47 million in the fiscal year ended May 31, 1997 compared to approximately $1.67 million in the prior fiscal year. This decrease was in part due to the Company recording a $100,000 increase in its allowance for doubtful accounts in the fourth quarter of fiscal 1996 as a specific reserve for a customer who had experienced financial difficulties. Product Research, Development & Improvement expenses decreased from $93,500 in fiscal 1996 to $59,200 for the fiscal year ended May 31, 1997. These expenses are related to the Company's investment in Link2It, LLC (see Note 15 to the Consolidated Financial Statements), and are not expected to continue in fiscal 1998.

Interest expense increased slightly, from approximately $335,300 in fiscal 1997 to approximately $336,800 in fiscal 1996.

Discontinued Operations

The Company recognized a gain on the sale of the Secure Communications Division business of $117,000 during fiscal 1997. The Company incurred losses from discontinued operations in both the Secure Communications Division and the Food Technology Corporation Subsidiary. These losses from discontinued operations totaled $333,800 in fiscal 1997 as compared to $587,100 during fiscal 1996.

There was a net loss from SCD of approximately $240,700 on net sales of approximately $1.6 million from June 1, 1996 through November 30, 1996. During the prior fiscal year, the Secure Communications Division had a net loss of approximately $585,000 on net sales of approximately $7.3 million. Net sales and net income for the fiscal year ended May 31, 1996 included deliveries totaling $3.2 million on a contract to Bosch Telecom, a supplier of fax machines to the German Government. Deliveries on the contract with Bosch Telecom were substantially complete by April 1996. A provision of $40,000 was made at the time of the sale for future contingencies, including certain legal and administrative expenses, of which $5,000 remains at May 31, 1997.

There was a net loss from FTC of approximately $93,100 on net sales of approximately $199,500 for fiscal 1997 compared to a net loss of $400 on net sales of $530,400 for the year ended May 31, 1996. The reduction in sales and increase in operating loss was primarily due to the sale of sorting equipment of approximately $200,000 during fiscal 1996 as compared to no sales of sorting equipment during fiscal 1997.


Due to the net losses for fiscal 1997 and 1996, there was no material income tax expense for these years, nor were any additional income tax benefits available from the carryback of net operating losses. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

Continuing Operations

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

The gross profit for the Enclosure Division was approximately $1.9 million for fiscal 1996 compared to a gross profit of approximately $1.0 million for the prior fiscal year. The gross profit increase for the Electronic Enclosure Division was caused primarily by internal efficiencies and improvements in the manufacturing process, improvements in the estimation and bidding process, and targeting contracts for products which the Company can most efficiently manufacture. These procedures were implemented during fiscal 1995, but the full effect was not felt until 1996.

Operating expenses for fiscal 1996 were approximately $1.8 million compared with $1.7 million for fiscal 1995, representing an increase of 5.9%. The increase was primarily due to research and development expenses during fiscal 1996 of approximately $93,500, relating to the development of a new product not associated with the Company's then current lines of business. Selling, General, and Administrative costs were approximately $1.7 million in the fiscal year ended May 31, 1996 and 1995, even though the Company recorded a $100,000 increase in its allowance for doubtful accounts in the fourth quarter of 1996 as a specific reserve for a customer who has experienced financial difficulties.

Interest expense decreased from approximately $463,400 in fiscal 1995 to approximately $335,300 in fiscal 1996. This decrease occurred because the Company made less use of the accounts receivable factor during fiscal 1996 as compared to fiscal 1995.

Discontinued Operations

There were combined losses from discontinued operations (the Secure Communications Division and the Food Technology Corporation subsidiary) which totaled $587,100 for the fiscal year ended May 31, 1996 and $419,000 for the fiscal year ended May 31, 1995.

There was a net loss from SCD of approximately $585,000 on net sales of approximately $7.3 million for fiscal 1996 compared to a net loss of approximately $468,200 on net sales of $6.5 million for the year ended May 31, 1995. The increase in sales was due principally to deliveries to Bosch Telecom, a supplier of fax machines to the German Government, of $3.2 million in fiscal 1996 as compared to $1.8 million in fiscal 1995. Even with the increase in sales, the Company experienced a decrease in gross profit caused primarily by the write down in the fourth quarter of approximately $84,800 related to the VSLAN inventory, and a lower average sales price on the TS-10 product due to discounted prices for the fax machines shipped to resellers for foreign governments.

There was a net loss from FTC of approximately $400 on net sales of approximately $530,400 for fiscal 1996 compared to net income of $50,500 on net sales of $445,300 for the year ended May 31, 1995. The increase in sales was primarily due to the sale of sorting equipment of approximately $200,000 during fiscal 1996 as compared to no sales of sorting equipment during fiscal 1995.

Due to the net losses for fiscal 1996 and 1995, there was no material income tax expense for these years, nor were any additional income tax benefits available from the carryback of net operating losses.




LIQUIDITY AND CAPITAL RESOURCES

As of December 5, 1996, GKI completed the sale of its secure communications business to Cryptek Secure Communications, LLC, a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. In the transaction, GKI received $1.75 million in cash, a $750,000 secured promissory note, payable over three years (bearing interest at 1% over the prime rate) and $1.5 million face amount of 6% convertible preferred equity of the Purchaser which must be redeemed by the Purchaser within five years (unless previously converted). Such preferred equity interest is convertible, at GKI's option, into 4.2% of the regular membership interests in the Purchaser on a diluted basis. The Purchaser also assumed certain liabilities related to the secure communications business, subject to the terms and conditions of the agreement of sale. The cash proceeds from the sale were offset by estimated disposal costs and a provision for operating losses during the phase out period of approximately $214,200. The foregoing summary is not a complete description of the terms and conditions of the reported transaction and is qualified in all respects by reference to agreement between the Purchaser and GKI, a copy of which is attached as Exhibit 2.1 to GKI's Form 8-K dated December 20, 1996.

As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation subsidiary to the former Vice President and general manager of FTC. In the transaction GKI received approximately $139,000 in cash. In addition, the Company may receive royalties for a period of ten years based on total annual revenues from FTC of over $300,000. The purchaser also agreed to pay up to $10,000 of the Company's legal expenses for the transaction.

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating results for fiscal 1997 showed significant improvement over the prior three fiscal years. In addition, Company received $1.75 million in cash from the sale of SCD, which improved the Company's short term liquidity.

In the Electronic Enclosure Division, management has taken action to reduce expenses, and to increase revenues and gross profit margins. In EED, productivity improvements along with efforts to target new contracts with higher profit margins for the Company resulted in a significant improvement in gross profits for the 1997 fiscal year as compared to the prior three fiscal years. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins in order to operate profitably in fiscal 1998.

The Company has outstanding debentures issued to Gutzwiller & Partner, A.G., now RABO Investment Management AG ("RABO") totaling $9.4 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

As discussed above, the Company received $1,750,000 in cash proceeds from the sale of the Secure Communications Division. During the second half of fiscal 1997, the Company paid expenses associated with the sale, significantly reduced accounts payable, and repaid all outstanding advances from the accounts receivable factor. As of May 31, 1997, the Company had a balance of approximately $1.48 million in cash and cash equivalents. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1998.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. At May 31, 1997, there was no balance due Reservoir. The Company does not expect to continue to draw on this credit facility, but it is available in the future to alleviate short-term cash requirements.

The Company expects to spend approximately $150,000 during fiscal 1998 for software, hardware, and consulting used to update its financial, accounting, and management information systems. Commitments under operating leases, net of sublessee income, amount to $51,300 in fiscal 1998. Current maturities of long term debt, including obligations under capitalized leases, amount to $160,300 in fiscal 1998.

ANALYSIS OF CASH FLOWS

Operating activities provided approximately $.1 million in cash flows in fiscal 1997 as compared to providing approximately $.7 million in fiscal 1996. The $.6 million decrease principally reflects an improvement in the net loss of approximately $.7 million, a decrease of $.1 million in cash used to fund changes in working capital items, offset by an decrease of approximately $1.4 million in non-cash expenses. In fiscal 1997 the Company had a decrease in accounts payable and accrued expenses of approximately $ 482,000 which was related primarily to the payment of older accounts, including accrued professional fees, as well as reduced purchases in the last quarter of the fiscal year. In fiscal 1996 the Company also had a decrease in accounts payable and accrued expenses of $585,400 which was related primarily to the payment of older accounts, including accrued professional fees. Inventories decreased by approximately $514,700 in the prior fiscal year as compared to a decrease of approximately $731,200 in fiscal 1997. The decrease is primarily due to a lower backlog in EED at May 31, 1997 as compared to May 31, 1996. In the prior year accounts receivable increased by approximately $1.6 million as compared to an increase of approximately $28,900 in the current fiscal year. The change was not material in fiscal 1997 because EED sales in the last two months of fiscal 1997 were close to the sales for the same period in fiscal 1996. Non-cash items decreased by $1.4 million, from $1.1 million in fiscal 1996 to $(0.3) million in fiscal 1997. The non-cash items in fiscal 1997 were reduced by the gain on the disposition of SCD of approximately $117,000 and a reduction in the inventory reserve of approximately $419,100, which was primarily related to the disposition of SCD. The fiscal 1996 non-cash items included an increased inventory reserve of approximately $209,800 and the write off of capitalized VSLAN software of approximately $142,900.

Cash provided by investing activities was $1.4 million in fiscal 1997 as compared to cash used in investing activities of $183,100 in fiscal 1996. The increase was primarily caused by net proceeds from the disposition of discontinued operations during fiscal 1997 totaling approximately $1.7 million. The Company's primary investing activities in fiscal 1996 consisted of the purchase of property, plant and equipment.

Cash used by financing activities amounted to approximately $.3 million in fiscal 1997 as compared to approximately $.4 million in fiscal 1996. In fiscal 1997 the Company used the $.3 million to repay certain long term mortgage debt and to repay all outstanding advances from the factor. In fiscal 1996 the Company used the $.4 million to repay advances from the factor and to repay certain long term mortgage debt.

Management believes that inflation did not have a material effect on the operations of the Company during fiscal 1997.


ACCOUNTING PRONOUNCEMENTS

On March 3, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, Basic earnings per share would have been $0.01, ($0.12), and ($0.24) per share for the fiscal years ended May 31, 1997, 1996, and 1995, respectively. Diluted earnings per share would have been $0.00, ($0.03), and ($0.06) per share for the fiscal years ended May 31, 1997, 1996, and 1995, respectively.


Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.


Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
General Kinetics Incorporated
Chantilly, Virginia


We have audited the accompanying consolidated balance sheets of General Kinetics Incorporated and subsidiary as of May 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 1997. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated and subsidiary as of May 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1997 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13, in fiscal 1995, the Company changed its method of accounting for its Employee Stock Ownership Plan.


                                            /s/ BDO Seidman, LLP
                                            BDO Seidman, LLP
Washington, DC
August 15, 1997

                         General Kinetics Incorporated
                          Consolidated Balance Sheets
                          As of May 31, 1997, and 1996

                                                                                    May 31,         May 31,
                                                                                     1997            1996
                                                                                     ----            ----
                                     Assets
                                     ------
Current Assets:
     Cash and cash equivalents                                                   $  1,482,300    $    364,100
     Accounts receivable, net of allowance, $208,000 and $249,700                   1,011,000       1,325,500
     Inventories                                                                      649,500       3,505,900
     Prepaid expenses and other                                                        20,000          24,600
     Note Receivable, current                                                         200,000
     Note Receivable, affiliate                                                       150,000              --
                                                                                 ------------    ------------
     Total Current Assets                                                           3,512,800       5,220,100
                                                                                 ------------    ------------

Property, Plant and Equipment                                                       4,712,100       6,869,300
Less:  Accumulated Depreciation                                                    (3,463,100)     (5,387,600)
                                                                                 ------------    ------------
                                                                                    1,249,000       1,481,700
     Note Receivable, less current portion                                            550,000
Other Assets, in 1996, principally capitalized software of
     $0 and $206,100                                                                   22,100         324,000
                                                                                 ------------    ------------

     Total Assets                                                                $  5,333,900    $  7,025,800
                                                                                 ============    ============


                     Liablilities and Stockholders' Deficit
                     --------------------------------------

Current Liabilities:
     Advances from factor                                                        $         --    $    146,500
     Current maturities of long-term debt                                             160,300         244,800
     Accounts payable, trade                                                          635,500       1,541,600
     Accrued expenses and other payables                                              646,600       1,224,400
                                                                                 ------------    ------------
     Total Current Liabilities                                                      1,442,400       3,157,300
                                                                                 ------------    ------------

Long-Term debt - less current maturities (including
     $8,956,400 and $8,966,700 due to controlling shareholder)                      9,679,300       9,800,100
Other long-term liabilities                                                           285,000         292,300
                                                                                 ------------    ------------
     Total Long-Term Liabilities                                                    9,964,300      10,092,400
                                                                                 ------------    ------------

     Total Liabilities                                                             11,406,700      13,249,700
                                                                                 ------------    ------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 and 10,000,000                       1,796,500       1,759,000
         shares authorized, 7,185,557 shares issued, 6,658,925
         shares outstanding
     Additional Contributed Capital                                                 7,224,400       7,186,900
     Accumulated Deficit                                                          (14,643,500)    (14,719,600)
                                                                                 ------------    ------------
                                                                                   (5,622,600)     (5,773,700)
     Less: Treasury Stock, at cost (526,632 shares)                                  (450,200)       (450,200)
                                                                                 ------------    ------------
     Total Stockholders' Deficit                                                   (6,072,800)     (6,223,900)
                                                                                 ------------    ------------

     Total Liabilities and Stockholders' Deficit                                 $  5,333,900    $  7,025,800
                                                                                 ============    ============



The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                     Consolidated Statements of Operations
                For the Years Ended May 31, 1997, 1996, and 1995

                                                                 May 31,         May 31,         May 31,
                                                                  1997            1996            1995
                                                                  ----            ----            ----
Net Sales                                                      $ 7,700,700      $7,584,800     $ 6,419,500
Cost of Sales                                                    5,542,300       5,653,500       5,437,500
                                                               -----------      ----------     -----------
Gross Profit                                                     2,158,400       1,931,300         982,000
                                                               -----------      ----------     -----------

Selling, General & Administrative                                1,470,100       1,668,100       1,663,500

Product Research, Development & Improvement                         59,200          93,500              --
                                                               -----------      ----------     -----------


Total Operating Expenses                                         1,529,300       1,761,600       1,663,500
                                                               -----------      ----------     -----------

Operating Income                                                   629,100         169,700        (681,500)

Interest Expense                                                   336,200         335,300         463,400
                                                               -----------      ----------     -----------

Income (loss) from continuing operations                           292,900        (165,600)     (1,144,900)

Loss from Discontinued Operations                                 (216,800)       (587,100)       (419,000)
                                                               -----------      ----------     -----------

Net Income                                                     $    76,100      $ (752,700)    $(1,563,900)
                                                               ===========      ==========     ===========

  Net Income (loss) per share
     Income from continuing operations                               0.011           (0.03)          (0.18)
     Income (loss) from discontinued operations                     (0.008)          (0.09)          (0.06)
                                                               -----------      ----------     -----------
  Net Income (loss) per share                                  $     0.003      $    (0.12)    $     (0.24)
                                                               ===========      ==========     ===========

Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                          25,746,702       6,508,925       6,508,925
                                                               ===========      ==========     ===========

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                      Statements of Stockholders' Deficit
                  For the Years Ended May 31, 1997, 1996, 1995

                                                            Additional                                                   Total
                                      Common Stock         Contributed    Accumulated      Treasury      Unearned     Stockholders'
                                Shares         Amount        Capital        Deficit         Stock      ESOP Shares      Deficit
                                ------         ------        -------        -------         -----      -----------      -------
Balance, May 31, 1994          7,035,557    $1,759,000     $7,744,200    $(12,403,000)    $(450,200)    $(600,000)    $(3,950,000)

  Net Loss                                                               $ (1,563,900)                                $(1,563,900)

  ESOP Compensation                   --    $       --     $ (277,800)   $         --     $      --     $ 300,000     $    22,200
                               ---------    ----------     ----------    ------------     ---------     ---------     -----------

Balance, May 31, 1995          7,035,557    $1,759,000     $7,466,400    $(13,966,900)    $(450,200)    $(300,000)    $(5,491,700)

  Net Loss                                                               $   (752,700)                                $  (752,700)

  ESOP Compensation                   --    $       --     $ (279,500)   $         --     $      --     $ 300,000     $    20,500
                               ---------    ----------     ----------    ------------     ---------     ---------     -----------

Balance, May 31, 1996          7,035,557    $1,759,000     $7,186,900    $(14,719,600)    $(450,200)    $      --     $(6,223,900)

  Net Income                                                             $     76,100                                 $    76,100

  Issuance of 150,000 shares
  of common stock                150,000    $   37,500     $   37,500    $         --     $      --     $      --     $    75,000
                               ---------    ----------     ----------    ------------     ---------     ---------     -----------

Balance, May 31, 1997          7,185,557    $1,796,500     $7,224,400    $(14,643,500)    $(450,200)           --     $(6,072,800)
                               =========    ==========     ==========    ============     =========     =========     ===========


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows
                For the years ended May 31, 1997, 1996, and 1995

                                                                         1997                   1996                   1995
                                                                         ----                   ----                   ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                $       76,100         $    (752,700)           (1,563,900)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                       207,000               500,400               527,300
    Write off of VSLAN Software                                              --               142,900                    --
    Gain on disposition of discontinued operations                     (117,000)                   --                    --
    Loss (Gain) on disposal of equipment                                     --                 1,100                (3,300)
    ESOP compensation                                                        --                20,500                22,200
    Amortization of bond discount                                        64,600                64,600                94,400
    Bad debt provision                                                  (36,000)              119,600                95,000
    Inventory obsolescence (recovery) provision                        (419,100)              209,800                    --
  (Increase) Decrease in Assets:
    Accounts Receivable                                                 (28,900)            1,599,900            (1,123,200)
    Inventories                                                         731,200              (514,700)             (532,300)
    Prepaid Expenses                                                      4,900                44,700                78,000
    Other assets - Software Development Costs                                --              (101,100)             (301,900)
    Other assets                                                        100,600                   900               (26,200)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                          (305,200)              (647,500)              372,500
    Accrued Expenses                                                  (176,800)                62,100                35,700
    Other Long Term Liabilities                                         (7,300)                (5,100)                2,200
                                                                 -------------          -------------         -------------
        Net cash provided by/(used) in Operating Activites              94,100                745,400            (2,323,500)
                                                                 -------------          -------------         -------------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                        (157,000)              (187,500)             (154,600)
  Net proceeds from sale of property, plant and equipment                   --                  4,400                 5,800
  Issuance of notes receivable                                        (150,000)                    --                    --
  Net proceeds from disposition of discontinued operations           1,672,500                     --                    --
                                                                 -------------          -------------         -------------
        Net cash  provided by/(used) in Investing Activities         1,365,500               (183,100)             (148,800)
                                                                 -------------          -------------         -------------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                          1,543,900              1,639,700             3,255,400
  Repayments of Advances from Factor/
    Demand Notes Payable                                            (1,690,400)            (1,900,200)           (2,848,400)
  Borrowings on Long Term Debt                                          13,100                 90,000             1,713,500
  Repayments on Long Term Debt                                        (208,000)              (239,900)             (201,200)
                                                                 -------------          -------------         -------------
        Net cash provided by/(used) in Financing Activities           (341,400)              (410,400)            1,919,300
                                                                 -------------          -------------         -------------

Net increase (decrease) in cash and cash equivalents                 1,118,200                151,900              (553,000)

Cash and Cash Equivalents:  Beginning of Period                        364,100                212,200               765,200
                                                                 -------------          -------------         -------------
Cash and Cash Equivalents:  End of Period                        $   1,482,300          $     364,100               212,200
                                                                 =============          =============         =============

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                     $     259,000          $     355,088         $     442,100
    Income Taxes                                                 $         800          $          --                65,500
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
         value of ESOP shares                                    $          --          $     279,500         $     277,800
    Debentures exchanged in Debt Restructuring                   $          --          $          --         $   7,192,700
    Note received upon disposition of discontinued operations    $     750,000          $          --         $          --

The accompanying notes are an integral part of the above statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARY


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 1997 AND 1996

1. FUTURE PROSPECTS AND RECENT OPERATIONS:

As of December 5, 1996, GKI completed the sale of the business of its secure communications division ("SCD") to Cryptek Secure Communications, LLC, a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. (see Note 4). As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC (see
Note 4). Both SCD and FTC had experienced operating losses during fiscal 1997.

The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating results for fiscal 1997 showed significant improvement over the prior three fiscal years. In addition, Company received $1.75 million in cash from sale of SCD, which improved the Company's short-term liquidity.

In the Electronic Enclosure Division ("EED"), management has taken action to reduce expenses, and to increase revenues and gross profit margins. In EED, productivity improvements along with efforts to target new contracts with higher profit margins for the Company resulted in a significant improvement in gross profits for the 1997 fiscal year as compared to the prior three fiscal years. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins in order to operate profitably in fiscal 1998.

The Company has outstanding debentures issued to Gutzwiller and Partner, A.G., now RABO Investment Management AG ("RABO") totaling $9.4 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

As discussed in Note 4 the Company received $1,750,000 in cash proceeds from the sale of the Secure Communications Division. During the second half of fiscal 1997, the Company paid expenses associated with the sale, significantly reduced accounts payable, and repaid all outstanding advances from the accounts receivable factor. As of May 31, 1997, the Company had a balance of approximately $1.48 million in cash and cash equivalents. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1998. Accounts receivable financing is available if necessary to alleviate short term cash requirements.


2. SIGNIFICANT ACCOUNTING POLICIES:

The Company's significant accounting policies are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of General Kinetics Incorporated, and its wholly owned subsidiary.


Cash and Cash Equivalents

The Company classifies all temporary investments with a maturity of less than three months as cash equivalents.


Revenue Recognition and Profit Determination

In the Electronic Enclosure Division, contract revenues, sales, and cost of sales on fixed-price contracts are generally recorded when units are delivered based on the profit rate anticipated on the contracts at completion. The Company's contracts are primarily fixed price. Sales and cost of sales from cost reimbursable and time-and-materials contracts are recognized as costs as incurred. Profits expected to be realized on contracts are based on total sales value and estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of change. Amounts in excess of the agreed-upon contract price for customer caused delays, errors, and change orders are recognized in contract value if it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. Losses on contracts are recorded in full as soon as they become known.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).

Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation and amortization on an accelerated basis for machinery and equipment and furniture and fixtures and on a straight-line basis for all other assets over the following estimated useful lives.


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


Net Income (Loss) Per Share

Net income (loss) per share is computed on the weighted-average number of common shares and dilutive equivalents outstanding during the year using the treasury stock method. Common stock equivalents consist of convertible debentures (see
Note 10) and stock options (see Note 14). The net loss per share computations excludes the common stock equivalents because they are antidilutive.

On March 3, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, Basic earnings per share would have been $0.01, ($0.12), and ($0.24) per share for the fiscal years ended May 31, 1997, 1996, and 1995, respectively. Diluted earnings per share would have been $0.00, ($0.03), and ($0.06) per share for the fiscal years ended May 31, 1997, 1996, and 1995, respectively.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of May 31, 1997, the estimates used in the financial statements are adequate based on the information currently available.


New Pronouncements

In June 1996 FASB issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS 125), which may affect how the Company accounts for trade receivables which it sells to a commercial factor with recourse. This statement will become effective for the Company in fiscal 1998. At this time the Company does not anticipate a material effect on the financial statements of adopting SFAS 125.

Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure ("SFAS 129") effective for periods ending after December 15, 1997, establishes standards for disclosing information about an entity's capital structure. SFAS 129 requires disclosure of the pertinent rights and privileges of various securities outstanding (stock, options, warrants, preferred stock, debt and participation rights) including dividend and liquidation preferences, participant rights, call prices and dates, conversion or exercise prices and redemption requirements. Adoption of SFAS 129 will have no effect on the Company as it currently discloses the information specified.

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards:


Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to the current year presentation. These reclassifications have no effect upon previously reported results of operations.


3. NATURE OF BUSINESS:

After the sale of SCD and FTC during fiscal 1997, the Company has consolidated its operations into a single primary line of business: Electronic Enclosure and precision equipment. EED designs, manufactures, and sells specialty metal products such as environmental enclosures and rack mounting systems for the installation of electronics.


4. DISCONTINUED OPERATIONS

During the 1997 fiscal year, the Company disposed of its Secure Communications Division ("SCD") and its Food Technology Corporation ("FTC") subsidiary.

Management believed that the resources likely to be involved in returning the division to profitable operations could more effectively be generated and utilized in connection with the development of EED and other activities. In addition the $1.75 million in cash proceeds received from the sale of the division provided the Company with operating capital for its continuing business. The Company decided to exit the Food Technology business primarily because it was a small operation which was not related to the Company's primary business, and which had not experienced any significant growth in recent years.

The following table summarizes the revenues and earnings (loss) from these operations, including the gain on the sale of SCD.

                                                       (in thousands)

                                             1995         1996         1997
                                             ----         ----         ----

Net sales:
  SCD                                      $  6,549     $  7,253     $  1,626
  FTC                                           445          530          200
Income/(loss) from discontinued
 operations:
  SCD                                          (469)        (587)        (241)
  FTC                                            51           (0)         (93)
Gain on sale of SCD                                                       117
Net income/(loss) from discontinued
 Operations                                    (419)        (587)        (217)
Loss per share from discontinued
 operations                                   ($.06)       ($.09)       ($.01)

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

         Operating results of SCD for the fiscal year ended May 31, 1997 are shown separately as part of discontinued operations in the accompanying statement of operations. The statements of operations for the fiscal years ended May 31, 1996 and 1995 have been restated and operating results of SCD are also shown separately as part of discontinued operations. Net sales of SCD for the period ended December 5, 1996 and the fiscal years ended May 31, 1996 and 1995 were approximately $1.6 million, $7.3 million, and $6.5 million, respectively. The net income/(loss) for the division for the period ended December 5, 1996 and the fiscal years ended May 31, 1996 and 1995 were approximately ($240,700), $(586,700) and

$(469,500), respectively. These amounts are included as a discontinued operation in the accompanying statement of operations.

         Assets and liabilities of the SCD consisted of the following at December 5, 1996 and May 31, 1996:

                            December 5, 1996     May 31, 1996
                            ----------------     ------------

Accounts receivable            $  365,532         $  429,839
Inventories                     2,391,214          2,490,382
Prepaid expenses                    1,547              6,910
Property, plant and Equip.        180,981            198,567
Other assets                      201,269            304,429
                               ----------         ----------
         Total assets           3,140,543          3,429,667
                               ----------         ----------
Accounts payable                  582,023            692,798
Accrued expenses                  387,936            419,163
                               ----------         ----------
         Net assets sold       $2,170,584         $2,317,716
                               ==========         ==========


         The accompanying balance sheet at May 31, 1996 has not been restated.

         The Company realized a gain of approximately $117,000 on the sale of the secure communications business, net of estimated disposal costs and a provision for operating losses during the phase-out period. A provision of $40,000 was made at the time of the sale for future contingencies, including certain legal and administrative expenses, of which $5,000 remains at May 31, 1997.


SALE OF FOOD TECHNOLOGY CORPORATION

         As of May 30, 1997, GKI completed the sale of all of its shares of stock in its food technology subsidiary to the former Vice President and general manager of FTC.

         In the transaction GKI received approximately $139,000 in cash. In addition, the Company may receive royalties for a period of ten years based on total annual revenues from FTC in excess of $300,000. The purchaser also agreed to pay up to $10,000 of the Company's legal expenses for the transaction.

         The consideration received by GKI for FTC was determined in arms-length negotiations with the purchaser.

         Operating results of the Food Technology Corporation for the fiscal year ended May 31, 1997 are shown separately as part of discontinued operations in the accompanying statement of operations. The statements of operations for the fiscal years ended May 31, 1996 and 1995 have been restated and operating results of FTC are also shown separately as part of discontinued operations. Net sales of FTC for the fiscal years ended May 31, 1997, 1996 and 1995 were approximately $.2 million, $.5 million, and $.4 million, respectively. The net income/(loss) for the division for the fiscal years ended May 31, 1997, 1996 and 1995 were approximately $(93,100), $(400) and $50,500, respectively. These amounts are included in discontinued operations in the accompanying statement of operations.

         Assets and liabilities of the FTC consisted of the following at May 31, 1997 and 1996:

                             May 31, 1997      May 31, 1996

Accounts receivable              13,726          $ 40,880
Inventories                     153,693           120,385
Property, plant and Equip.        1,634             3,138
                                -------          --------
         Total assets           169,053           164,403
                                -------          --------
Accounts payable                 18,854            35,621
Accrued expenses                 13,057            27,481
                                -------          --------
         Net assets sold       $137,142          $101,301
                               ========          ========


         The accompanying balance sheet at May 31, 1996 has not been restated.

         The Company did not realize any gain or loss on the sale of FTC.


5. CREDIT  RISK

For the years ended May 31, 1997, 1996, and 1995, the Company's net sales to the U.S. government and/or subcontractors accounted for 98%, 99%, and 96%, respectively, of consolidated net sales. A substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in department of defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's EED division is intense as it primarily operates in a mature industry. The Company's uncollectible receivables have historically not been material. The Company has a cash balance with a bank in excess of the federally insured limit.

6.     INVENTORIES

Inventories consist of the following:

                                      May 31,
                            ---------------------------
                              1997              1996
                              ----              ----

Work in process             $539,300        $1,844,900
Raw materials                396,300         2,275,800
Inventory reserve           (286,100)         (614,800)
                            --------         ---------
          Total              649,500         3,505,900
                            ========         =========




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

An analysis was performed by management on the May 31, 1996 raw material inventory. Accordingly, an additional reserve of $125,000 was established during the fourth quarter of fiscal 1996 for possible obsolete and defective inventory.

The inventory at May 31, 1996 includes $2,610,767 of inventory related to discontinued operations.


7.  PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consisted of the following on May 31:

                                             1997                1996
                                           --------            ------

Machinery and equipment                   $2,060,700         $3,383,500

Buildings and improvements                 1,747,900          1,899,300

Furniture and fixtures                       715,100            921,000

Transportation equipment and other
                                              88,400            565,500

Land                                         100,000            100,000
                                          ----------         ----------
                                           4,712,100          6,869,300
  Less- Accumulated
    depreciation and
    amortization                           3,463,100          5,387,600
                                          ----------         ----------
     Net property, plant and
       equipment
                                          $1,249,000         $1,481,700
                                          ==========         ==========

Depreciation expense for the years ended May 31, 1996, 1995, and 1994 was $447,700, $526,000, and $570,600, respectively.


The property, plant and equipment at May 31, 1996 includes $201,745 of property, plant and equipment from discontinued operations.



8. ADVANCES FROM FACTOR

The Company has from time to time sold a portion of its trade receivables to a commercial factor with recourse. The agreement allows the Company to take advances of 80% on all factored receivables. The factor charges the Company a fee of 1.1% of all amounts factored. The total amount of advances outstanding at May 31, 1997 and May 31, 1996, including unpaid fees, was $0 and $146,500, respectively. Outstanding advances, if any, are collateralized by the Company's accounts receivable.


9. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consisted of the following on May 31:

                                             1997              1996
                                            ------            ------
Billings in excess of costs incurred
                                           $      0         $   69,000

Employee vacations                          176,600            223,300

Outside commissions                               0             24,400

Salaries and wages                           57,600             78,300

Other                                       412,400            829,400
                                           --------         ----------
                                           $646,600         $1,224,400
                                           ========         ==========


The accrued expenses at May 31, 1996 include $446,644 in accrued expenses related to discontinued operations.


10. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consisted of the following on May 31:

                                               1997               1996
                                             --------           --------

Subordinated Debt Originally Issued to
--------------------------------------
Controlling Stockholder
-----------------------

(See discussion below
 for terms)

1994 Convertible Subordinated
Debentures                                   9,425,000         9,500,000


     Other
     -----

Real estate mortgage collateralized
by first deed of trust and security
interest in certain real property.
Payable in 180 equal  installments
through November 2006, plus interest
at prime plus 1.0% (9.25% at May 31,
1997).                                         774,700           822,400



Bond payable collateralized by a
first deed of trust and security
interest in real and personal
property. Payable in monthly
installments of $10,000, including
principal and interest at 68% of
prime
plus two points (7.78% at May 31,
1997).                                          57,400           168,500


Other notes payable and capitalized
leases with interest rates between
7% and 15.7% at May 31, 1997, and
approximate monthly aggregate
payments of $8,800.                             51,100           233,800
                                           -----------       -----------
                                           $10,308,200       $10,724,700


       Less: Current Maturities               (160,300)         (391,300)
       Unamortized discount on
        debentures                            (468,600)         (533,300)
                                           -----------       -----------
 Long-term debt                            $ 9,679,300       $ 9,800,100
                                           ===========       =-=========

The amount of unamortized discount on Convertible Debentures originally issued to RABO at May 31, 1996, is as follows:

                                Face       Unamortized     Carrying
                             Amount Due     Discount        Amount
                             ----------    -----------     --------

Convertible Debentures       $9,425,000      $468,600     $8,956,400

In connection with the restructuring of the RABO debt, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The total amount of discount amortization for the years ending May 31, 1997 and 1996 was $64,700 and $64,600, respectively.

On December 14, 1992, the Company issued to RABO, Convertible Subordinated Debentures (the "Convertible Debentures") in an aggregate face amount of $2.75 million, with an effective date of October 20, 1993, the date of an initial cash advance by RABO. The Convertible Debentures were sold for $2 million. The entire principal was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

On March 30, 1993, RABO provided a further $2.5 million subordinated loan to the Company. This loan was evidenced by Series A and Series B Subordinated Debentures. The Series A Debentures, issued in the aggregate face amount of $1.5 million, dated as of March 30, 1993, matured on March 30, 1994 and were repaid in full (see discussion of Series D debentures below). The Series B Debentures, dated as of March 30, 1993, were to mature in two years and were issued in the aggregate face amount of $1 million with proceeds to the Company, net of prepaid interest, equaling $920,000. The entire principal of the Series B Debentures was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

In the 1994 fiscal year, RABO provided a further $2 million subordinated loan to the Company. This loan was evidenced by Series C Subordinated Debentures. The Series C Debentures, dated as of August 15, 1993, matured in one year and were issued in the aggregate face amount of $2 million, with proceeds to the Company, net of discount, equaling $1.92 million. The entire principal was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

In addition, during fiscal 1994 RABO provided a further $2.0 million subordinated loan to the company. This loan was evidenced by newly issued Series D and E Subordinated Debentures. The Series D Debentures, dated as of March 30, 1994 were to mature in one year and were issued in the aggregate face amount of $1.5 million, bearing interest at 4% per year, the proceeds of which were used by the company to repay in full the Series A Debentures discussed above. The Series E Debentures dated as of March 30, 1994 were to mature in one year and were issued in the aggregate face amount of $500,000, bearing interest at 4% per year. The entire principal of the Series D and E Subordinated Debentures was repaid in August 1994 with the proceeds from newly issued convertible debentures discussed below.

During the 1995 fiscal year, in August 1994, the Company restructured all of the outstanding debentures by issuing new convertible debentures to RABO. The debentures mature in 10 years, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable in arrears at maturity. Additionally, the Company received additional financing in September 1994 of approximately $1.66 million under the same terms and conditions as the restructured debentures. The conversion feature of the financing was approved by the shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the debentures.

Shares issuable upon conversion of such debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.


Other Real Estate Mortgage Loans

The Company has a real estate mortgage agreement on the Company's Johnstown facility that contains certain covenants which include restrictions on capital expenditures and dividend payments and a requirement that the Company maintain certain financial ratios (including minimum tangible net worth and total liabilities to tangible net worth). The Company was in violation of certain loan covenants as of May 31, 1997; however, the lender has agreed to waive the violations through May 31, 1998.

Additionally, the above real estate mortgage agreement contains a subjective covenant which could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

During fiscal 1996 the Company entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility. Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn and the Company has agreed to make accelerated payments of $10,000 per month in principal($57,400 at May 31, 1997) and interest until the remaining principal is paid in full.

Future principal maturities of debt are as follows:

                    Year Ending
                      May 31,

                        1998                     160,300
                        1999                      62,700
                        2000                      66,200
                        2001                      69,900
                        2002                      76,700
                        Thereafter             9,872,500
                                             -----------
                                             $10,308,200
                                             ===========

11. INCOME TAXES:

The Company has net income of $76,100 for fiscal 1997. However, due to differences between financial reporting and income tax purposes, there is no income tax expense for fiscal 1997. Due to net losses for the years ended May 31, 1996 and 1995 there was no material income tax expense for these years. As of May 31, 1997, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended May 31, 1997, 1996, and 1995, is as follows:

                                     1997         1996          1995
                                     ----         ----          ----

Tax provision (benefit) at
 statutory rates                  $  26,000    $(256,000)    $(532,000)

Non deductible related party
 interest expense                    95,000       95,000       128,000

Generation (utilization) of net
  operating loss carryforward      (121,000)     161,000       404,000
                                  ---------    ---------     ---------
                                  $       -    $       -     $       -
                                  =========    =========     =========


The primary difference between income (loss) for financial reporting purposes and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, accrued professional fees, deposits on contracts, and research and development expenses, which are currently deductible for income tax purposes.

Principal items comprising net deferred income tax assets, at May 31, are as follows:



                                                   1997       1996
                                                   ----       ----

 Net operating loss carryforward              $ 3,852,000  $ 3,202,000
 R & D and other credit carryforwards             148,000      148,000
 Purchased R & D costs                            123,000      134,000
 Inventory reserves                                96,000      258,000
 Allowance for doubtful accounts                   79,000       93,000
 Excess financial statement depreciation          120,000       93,000
 Accrued Vacations                                 67,000       60,000
 Other accrued liabilities                         17,000       66,000
 Excess gain on sale of SCD                        69,000            -
 Accrued professional fees                         52,000       94,000
 Interest & bond discount amortization                  -            -
 Deferred compensation                            108,000      111,000
                                              -----------  -----------
         Total deferred tax assets            $ 4,731,000  $ 4,259,000

 Valuation allowance                           (4,731,000)  (4,259,000)
                                              -----------  -----------
                  Net deferred tax asset                -            -
                                              ===========  ===========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.


As of May 31, 1997, the Company has NOL carryforwards for Federal and state income tax reporting purposes of approximately $10,501,000, which expire at various dates through 2010. The Company has research and development, and other credit carryforwards for Federal income tax reporting purposes of approximately $389,000. The amount of net operating losses and credits available to be used in fiscal 1998 will be limited to $10,526,020.



12. COMMITMENTS AND CONTINGENCIES:

Leases

As part of the sale of the business of the Company's Secure Communications Division, the Company assigned a lease for approximately 36,800 square feet of space in the building in Chantilly, Virginia which previously housed SCD. The lease for the Chantilly facility requires the Company to pay for its pro rata share of the taxes, insurance, and maintenance. The Company has subleased approximately 7,700 square feet of space from Cryptek on substantially the same terms and conditions as the master lease for its executive offices and the FTC operation. With the sale of FTC, the Company has sub-subleased approximately 2,300 square feet of this space to Food Technology Corporation on substantially the same terms and conditions as the sublease with Cryptek. The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2001.

At May 31, 1997, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

                     Year Ending
                       May 31,

                        1998                        51,300
                        1999                        52,700
                        2000                        54,000
                        2001                        47,300
                        2002                         4,600
                                                 ---------
                                                   209,900
                        Less- sublease
                          income
                          (through May 31, 1997)    35,400
                                                 ---------
                                                   174,500
                                                 =========


Amounts charged to operations for operating leases amounted to $119,200, $228,800, and $293,000 for the years ended May 31, 1997, 1996 and 1995, respectively. These amounts were offset by annual sublease income of approximately $35,100, $49,000, and $47,900, respectively.

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


13. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 1997.


Defined Contribution Plans

The Company has a defined contribution plan covering its union employees. Total related pension expense charged to income was approximately $58,300, $56,500, and $50,300, in fiscal 1997, 1996 and 1995, respectively. The plan, as required by a union contract, requires the Company to make an annual contribution equal to 5 percent of the individual union employee's earned wages.

In 1992, the Company adopted a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses charged to income were approximately $17,400, $25,400, and $24,000, for fiscal years 1997, 1996 and 1995, respectively.

Employee Stock Ownership Plan and Trust Agreement ("ESOP")

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

Effective June 1, 1994, the Company adopted Statement of Position 93-6:
Employer's Accounting for Employee Stock Ownership Plans ("SOP 93-6") issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Under SOP 93-6, the Company records compensation expense based on the average market value of the common shares at the time such shares are earned by participants in the ESOP plan, at which time such shares become outstanding for earnings-per-share computations. Prior to the adoption of SOP 93-6, the Company recorded compensation expense based on the market value of the common shares, earned by participants, at the time the plan was funded. Dividends on shares held by the ESOP, if any, are expected to be clearly immaterial. Compensation expense related to the ESOP plan for the fiscal years ended May 31, 1996, 1995, and 1994 amounted to $20,500, 22,100, and $300,000, respectively.

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

Compensation related to this plan totaled approximately $38,400, $38,400, and $38,400, in fiscal 1997, 1996 and 1995, respectively. As of May 31, 1997, 1996 and 1995, deferred compensation recorded in the consolidated balance sheets was approximately $285,400, $292,300, and $297,400, respectively, and was all attributable to retirees currently receiving benefits.


14. STOCK OPTIONS:

The Company has seven incentive stock option plans under which stock options may be granted. The Company has reserved 2,100,000 common shares for issuance under these plans. Under all five plans, options are granted for periods up to ten years and at the fair market value at the date of grant. Canceled options become available for grant upon cancellation.

The 1989 Stock Option Plan was approved by the stockholders on November 30, 1989. Under the 1989 plan, of the 150,000 options available, 7,250 options, net of cancellations, have been granted at an average exercise price of $7.00. No options were exercised under this plan during the past three fiscal years. There are 7,250 outstanding options under this plan as of May 31, 1997.

The 1990 Stock Option Plan was approved by the stockholders on November 13, 1990. Under the 1990 plan, 100,000 options are available for grant. There are no options outstanding under this plan, as of May 31, 1997. No options were exercised under this plan during the prior three fiscal years.

The 1991 Stock Option Plan was approved by the stockholders on November 19, 1991. Under the 1991 plan, 375,000 options are available for grant through November 18, 2001, with no more than 125,000 options granted in any one fiscal year. There are 47,250 options outstanding, net of cancellations, of which 47,250 are exercisable at May 31, 1997 at an average exercise price of $.7675.

The Company adopted the 1991 Nonemployee and Directors Stock Option Plan on November 19, 1991. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 100,000 shares of the Company's common stock. Options may be granted through November 18, 2001. As of May 31, 1997, there are no options outstanding.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year. At May 31, 1997 there are 38,277 options, net of cancellations, outstanding, of which 38,277 are currently exercisable at an average price of $.5135.

The 1994 Nonemployee and Directors Stock Option Plan was approved by stockholders on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company's common stock. Options may be granted through October 28, 2004. There were 32,500 options granted under this plan during the fiscal year ended May 31, 1997 at an exercise price of $.06 per share. There were 170,833 options granted under this plan during fiscal year 1995 at an exercise price of $.67 per share.

Additionally, 358,333 incentive stock options were granted to nonemployee directors during 1995 at an exercise price of $.6875. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. There are a total of 552,500 options outstanding, of which 145,000 are exercisable at May 31, 1996 at an average exercise price of $.657.

A summary of the option plans is as follows for the years ended May 31 :

                                            1997          1996          1995
                                          --------      --------      --------
Options outstanding June 1,                799,193       756,166       225,250
  Granted                                   32,500        70,777       584,166
  Exercised                                      0             0             0
  Canceled                                (186,416)      (27,750)      (53,250)
                                        ----------    ----------    ----------
Options outstanding
  at end of period                         645,277       799,193       756,166
                                        ----------    ----------    ----------
Options exercisable
  at end of period                         237,777       341,333       258,417
                                        ==========    ==========    ==========
Options available
  for grant                              1,424,723     1,300,807     1,343,834
                                        ==========    ==========    ==========
Exercise price range of
  options granted                       $      .06    $  .38-.56    $.25-$1.00
                                        ==========    ==========    ==========
Price range of options
  Exercised                                      -             -             -
                                        ==========    ==========    ==========
Exercise price range of
  outstanding
  options                               $.06-$7.00    $.38-$7.00    $.25-$7.00
                                        ==========    ==========    ==========


The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. For SFAS 123 purposes, the weighed average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 6.45% and 5.72% and expected volatility of 50% for the years ended May 31, 1997 and 1996, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.46 and $.58 for fiscal 1997 and 1996, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation expenses based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                    1997           1998
                                  -----------------------

Net Income (loss):
         As reported              $76,100       $(752,700)
         Pro forma                 61,277        (793,547)

Earnings (loss) per share:
         As reported              $  .003       $    (.12)
         Pro forma                   .002       $    (.12)



15.  RELATED PARTY TRANSACTIONS

During fiscal 1996 and 1997, Square Systems, Corp., whose president, Richard J. McConnell, is a director of the Company, provided consulting services to the Company in connection with its work with respect to certain research and development activities. Total charges to the Company for these consulting services were approximately $123,500 through May 31, 1996. Of that amount, $30,000 was attributable to software development work in connection with a facsimile product of the Company's Secure Communications Division, and the balance was attributable to work in connection with a contemplated joint venture with Link2It, LLC ("Link2It"), a company formed by Larry M. Heimendinger and Mr. McConnell. An additional $59,200 was charged to the Company by Square Systems during fiscal 1997, between June 1 and December 31, 1996, which was attributable to work in connection with Link2It. Additional funds advanced by the Company in that connection include payments of $14,300 to third parties and certain Company expenses allocated to the new venture totaling approximately $38,500.

In consideration of, among other things, the foregoing amounts advanced by the Company through January 21, 1997, in the total amount of approximately $205,500, the Company received a common membership interest in Link2It representing 10% of the total and a convertible preferred membership interest in Link2It with a face amount of $112,500 convertible into 9% of the total membership interests (subject to adjustment under certain circumstances as described below). In addition, the Company provided Link2It with $150,000 reflected in convertible promissory notes due one year from the date of issuance and bearing interest at 9 1/4% per annum. An additional $100,000 (of which $25,000 has been released to date) was provided to become available upon the satisfaction of certain conditions in such amounts and at such times as may be mutually agreed in good faith. In each case, Link2It's obligation with respect to advances from the Company is evidenced in a convertible promissory note convertible into additional common membership interests in Link2It at the rate of 1% of the aggregate interests for each $12,500 principal amount of the note so converted (subject to adjustment under certain circumstances described below). In the event of further investment in Link2It by independent third-party investors the conversion price at which both the note and the preferred membership interest described above are convertible into common membership interests in Link2It shall be subject to adjustment to such lesser percentage as the principal or face amount so converted could have then purchased at a purchase price proportionate to the lowest price actually paid for membership interests by such an independent third-party investor less a discount of 15%. Prior to such an adjustment, the Company's aggregate common membership interest in Link2It, assuming advances in the total amount available, and conversion in full of both the promissory notes evidencing such advances and its preferred membership interest, would represent 39% of the total.

Link2It is engaged in the development of certain proprietary products and services in the area of telecommunications and facsimile transmission. Link2It has announced that it plans to introduce in the second half of 1997 a line of products that will enable organizations to integrate their standard fax machines into corporate network environments, Intranets, and the Internet.

The terms of the Company's investment in Link2It were negotiated on an arm's-length basis between Mr. Heimendinger and Marc E. Cotnoir as an independent director and approved by Mr. Cotnoir and by the Board as a whole. Such investment was also reviewed with and approved in principle by the Company's principal shareholder.

In fiscal 1997, a company of which Mr. Robert K. Gardner, a former director of the Company, was a principal received payments totaling approximately $57,800 representing fees and expenses in connection with the December 1996 disposition of the Company's Secure Communications Division. During 1996, the Company made payments to Mr. Gardner, or a company of which he is a principal, in connection with consulting services rendered to the Company by Mr. Gardner. Total amounts paid in respect of such services were $82,000 in fiscal year 1996 during which time Mr. Gardner also served as Vice Chairman of the Board.


As discussed in Note 3 above, the Company sold all of its stock in its Food Technology Corporation subsidiary as of May 30, 1997 to the former Vice President and general manager of FTC.



16. SEGMENT INFORMATION:

Due to the sale of SCD and FTC discussed above, as of May 31, 1997, the Company operates as a single business segment.



17. MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 (SFAS 107), "Disclosures About Fair Value of Financial Instruments", requires all entities to disclose the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

         Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents generally approximate market because of the short maturity of these instruments. The Company has estimated the fair value of bonds payable based on the present value using interest rates of similar debt instruments.

         The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                                         (000's)
                       May 31, 1996                   May 31, 1997
                  ----------------------        ------------------------
                  Carrying    Estimated         Carrying      Estimated
                   Amount     Fair Value         Amount       Fair Value
                   ------     ----------         ------       ----------

Bonds Payable     $(9,500)     $(3,528)         $(9,425)       $(3,123)



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                    PART III


The information required by Part III (Items 10 through 13) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 1997 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                     PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                  Included in Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of May 31, 1997 and 1996

                  Consolidated Statements of Operations for the years ended May 31, 1997, 1996 and 1995

                  Consolidated Statements of Stockholders' Deficit for the years ended May 31, 1997, 1996 and 1995

                  Consolidated Statements of Cash Flows for the years ended May 31, 1997, 1996 and 1995

                  Notes to the Consolidated Financial Statements

         2.       Financial Statement Schedule
                  Included in Part IV of this report:

                  Financial Statements and Supplementary Data for the years ended May 31, 1997, 1996, and 1995:

                  Schedule II - Schedule of Valuation and Qualifying
                        Accounts

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1997.


(c)      Exhibits



Exhibit Number    Description                                                   Note No.
--------------    -----------                                                   --------
      2.1         Agreement between GKI and Link2It, L.L.C. dated as of           (17)
                  January 21, 1997




      3.1         Articles of Incorporation                                        (1)

      3.2         Articles of Incorporation, as amended at the Annual              (7)
                  Meeting of GKI shareholders on November 19, 1991

      3.3         Articles of Incorporation, as amended at the Annual             (16)
                  Meeting of GKI shareholders on October 28, 1994

      3.4         By-Laws                                                          (1)

      3.5         By-Laws, as amended at a Board of Directors meeting on
                  September 24, 1992                                               (7)


      3.6         By-Laws, as amended at a Board of Directors meeting on          (12)
                  March 2, 1994

      3.7 By-Laws, as amended at a Board of Directors meeting on January 19, 1995

      4.1         Agreement by and between GKI                                     (7)
                  and Gutzwiller & Partner, A.G.,
                  dated October 20, 1992, and a
                  letter of clarification regarding such agreement from
                  Edward J. Stucky to David A.
                  Shaw, dated October 23, 1992

      4.2         Form of Convertible Subordinated Debentures Issued to            (8)
                  Gutzwiller & Partner, A.G., on December 14, 1992 with an
                  effective date of October 20, 1992

      4.3         Form of 4% Subordinated Debentures, Series A, due March          (9)
                  30, 1994

      4.4         Form of 4% Subordinated Debentures, Series B, due March          (9)
                  30, 1995




      4.5         Form of 4% Subordinated Debentures, Series C, due August         (9)
                  15, 1994

      4.6         Form of Convertible Debentures Issued to Gutzwiller &           (14)
                  Partner, A.G., dated August 14, 1994.


     10.1*        1988 Stock Option Plan                                           (2)

     10.2         Agreement and Plan of Merger
                  and Reorganization dated
                  August 31, 1990                                                  (1)

     10.3*        1991 Executive Bonus Plan                                        (5)



     10.6*        1991 Stock Option Plan                                           (4)

     10.7*        1991 Nonemployee and Directors Stock Option Plan                 (4)

     10.8*        401(k) Retirement, Investment & Savings Plan                     (7)

     10.9*        1989 Stock Option Plan                                           (5)

     10.10*       1990 Stock Option Plan                                           (5)

     10.11*       1994 Stock Option Plan                                          (15)

     10.12*       1994 Nonemployee and Directors Stock Option Plan                (15)


     10.13        Verdix Asset Purchase Agreement dated October 1, 1993           (10)


     10.14        Amendment to Verdix Asset Purchase Agreement dated              (11)
                  January 26, 1994

     10.15        Asset Purchase Agreement between General Kinetics               (18)
                  Incorporated and Cryptek Secure Communications, LLC, a
                  Delaware limited liability company, dated



                  as of November 1, 1996


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

  (17)            Previously filed with the Securities and Exchange

                  Commission as an Exhibit to the Company's Current Report on Form 8-K dated December 20, 1996 and incorporated herein by reference.


  (18) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.


(d)   Schedules

                                                                     Schedule II

                         General Kinetics Incorporated
                 Schedule of Valuation and Qualifying Accounts
                For the years ended May 31, 1997, 1996, and 1995


                                           Balance at       Charged to        Charged to                         Balance at
                                          beginning of       costs and          other                             end of
              Description                    period          expenses         accounts        Deductions          period
              -----------                    ------          --------         --------        ----------          ------
FOR THE YEAR ENDED MAY 31, 1997

Inventory Reserve                           614,800           60,000         (388,700)              --            286,100

Allowance for doubtful accounts             249,700           40,000          (81,700)              --            208,000


FOR THE YEAR ENDED MAY 31, 1996

Inventory Reserve                           405,000          209,800               --               --            614,800

Allowance for doubtful accounts             181,400          119,600          (51,300)              --            249,700


FOR THE YEAR ENDED MAY 31, 1995

Inventory Reserve                           405,000               --               --               --             405,000

Allowance for doubtful accounts              86,400           95,000               --               --             181,400

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          GENERAL KINETICS INCORPORATED



                          By:   /s/ Larry M. Heimendinger
                                --------------------------------------------
                                Larry M. Heimendinger, Chairman of the Board
                                (Principal Executive Officer)


                          Date: August 28, 1997
                                --------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry M. Heimendinger   8/28/97           /s/ Sandy B. Sewitch      8/28/97
-----------------------------------           ---------------------------------
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




/s/ Marc E. Cotnoir                           August 28, 1997
------------------------------                ---------------
Marc E. Cotnoir, Director                     Date





/s/ Richard J. McConnell                      August 28, 1997
------------------------------                ---------------
Richard J. McConnell, Director                Date