Form 10-K/A
period 1997-05-31
GENERAL KINETICS INC
filed 1997-09-29
CIK 40675

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

         Aggregate market value of the voting stock held by         $ 205,196*
         non-affiliates of the Registrant as of August 15, 1997


         (* Executive officers, directors, ESOP and principal shareholder were considered affiliates, solely for purposes of this item.)

         The number of shares outstanding of Registrant's Common Stock,
         $.25 par value as of August 1, 1997, was                    6,658,925

                  Documents Incorporated by Reference

         None

        ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                       DIRECTORS AT MAY 31, 1997

Name and Positions                                          Business Experience                         Director
With the Company              Age                        During The Last Five Years                     since
------------------            ---                        --------------------------                     --------
Larry M. Heimendinger         51        Mr. Heimendinger has acted as the Chairman of the Board of      March, 1994
Chairman of the Board                   Directors of the Company since he was elected to that
                                        position in March of 1994. In accordance with the Amended
                                        and Restated Bylaws of the Company, Mr. Heimendinger has
                                        been performing the duties of the President and chief
                                        executive officer through his position as Chairman of the
                                        Board and will continue to do so until such time as a
                                        replacement for President and chief executive officer is
                                        elected and qualified. From 1989 through 1992, Mr.
                                        Heimendinger was President and chief operating officer of
                                        Nantucket Corp., a privately held software company which
                                        was purchased in 1992 by Computer Associates
                                        International, a company also involved in software
                                        development. After that acquisition and until
                                        sustaining a serious accident in September, 1992, Mr.
                                        Heimendinger was associated with Computer Associates
                                        International, most recently as its Director of Product
                                        Strategy. For several years through 1988, Mr. Heimendinger was the President and CEO of Origin, Inc., a company that
                                        produced and marketed personal computer software for the
                                        banking industry. Mr. Heimendinger is the author of
                                        Advanced d Base IV and Advanced Clipper, books
                                        published by Brady Books, and is a computer industry
                                        conference and seminar speaker worldwide.

Marc E. Cotnoir               48        Mr. Cotnoir has been an independent consultant, providing       March, 1994
                                        business and strategic planning support and systems
                                        engineering consulting, for a wide range of clients since
                                        1988.  Prior to 1988, Mr. Cotnoir had extensive experience, both within private industry and in the U.S. Air Force,
                                        with computer and communications technology.

Richard J. McConnell          37        Mr. McConnell has been the President of Square Systems,         March, 1994
                                        Corp., a research and development firm specializing in
                                        advanced software systems, since 1986.  Mr. McConnell has
                                        been involved in

                                        research and development in the computer software industry since 1981.




                     EXECUTIVE OFFICERS AND CERTAIN
                  SIGNIFICANT EMPLOYEES OF THE COMPANY

                  The names, ages, and positions of the executive officers of the Company are listed below.

Name                          Age            Position
----                          ---            --------
Larry M. Heimendinger          51            Chairman of the Board
                                             (performing duties of President
                                             and chief executive officer)

Richard E. Munczenski          55            Vice President and General Manager

Sandy B. Sewitch               40            Chief Financial Officer

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

                  To the Company's knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except certain inadvertent filing delinquencies which have been corrected as set forth below:

                  Under Rule 16a-3(f) every person who at any time during the fiscal year was subject to Section 16 is required to file a Form 5 within 45 days after fiscal year end, unless all transactions otherwise required to be reported on Form 5 have been reported before the due date of such form. During fiscal year 1997, Messrs., Heimendinger, Cotnoir and McConnell did not timely report the respective stock options granted to them under the Company's 1994 Nonemployee and Directors Stock Option Plan in the last fiscal year. It is the Company's understanding that these Section 16(a) reporting delinquencies have since been corrected.

                    ITEM 11. EXECUTIVE COMPENSATION

                  The information under this heading relates to the chief executive officer and vice president for fiscal year 1997. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer."

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

                       SUMMARY COMPENSATION TABLE

                                                   ANNUAL COMPENSATION                          LONG-TERM COMPENSATION
                                      -----------------------------------------------     ----------------------------------
NAME AND PRINCIPAL                                                       OTHER ANNUAL                            ALL OTHER
POSITION (1)                 YEAR        SALARY           BONUS          COMPENSATION     NUMBER OF OPTIONS     COMPENSATION
-------------------          ----        ------           -----          ------------     -----------------     ------------
Larry M. Heimendinger(1)    1997           $ 0             $ 0                $ 0                 12,500           $ 0
Chairman of the Board       1996             0               0                  0                 12,500             0
                            1995             0               0                  0                187,500             0

Richard E. Munczenski(2)    1997      $ 85,000        $ 15,906             $4,200                      0           $ 0
Vice President              1996        77,597           5,200              9,359                 28,277             0
                            1995        73,772               0             23,588                 10,000             0


(1) Larry Heimendinger serves as the Company's Chairman of the Board, for which he has received no salary compensation since being elected to that position in March 1994. Since the resignation of the Company's former President, in March 1994, the Company has no current President. In accordance with the Company's Bylaws, until a new President is elected and qualified, the Company's Chairman performs the duties of that office.

(2) The "Other Annual Compensation" for Richard Munczenski includes a car allowance of $4,200 for each year listed. Additional amounts in other annual compensation in fiscal 1996 and 1995 reflect sales commissions earned by Mr. Munczenski.

             INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                        DURING FISCAL YEAR 1997

                                        PERCENT OF                                          POTENTIAL OF REALIZABLE VALUE
                                           TOTAL                                              AT ASSUMED ANNUAL RATE OF
                           NUMBER         OPTIONS                                             STOCK PRICE APPRECIATION
                             OF         GRANTED TO                                                FOR OPTIONS TERM
NAME OF EXECUTIVE          OPTIONS     EMPLOYEES IN        EXERCISE      EXPIRATION         -----------------------------
OFFICER                    GRANTED        FY 1997            PRICE          DATE                5%                10%
-----------------          -------     ------------        --------      ----------            ----              -----
Larry M. Heimendinger      12,500(1)        38%(2)          .0625           6/01/06            $491             $1,245

Richard E. Munczenski               0        -                 -                -                -                 -


(1) 50% of such options have vested and are currently exercisable. An additional 25% will vest on November 30, 1997, and the remaining 25% will vest on May 31, 1998.

(2) Mr. Heimendinger is not an employee of the Company. However, for purposes of the calculation of the percentages, his options have been included in the aggregate total employee options granted.

       FY-1997 OPTIONS EXERCISED AND FY-1997 YEAR-END VALUE TABLE

                                                                     VALUE OF UNEXERCISED
                                                    NUMBER OF OPTIONS                    IN-THE-MONEY OPTIONS
                             NUMBER OF               AT END-FY 1997                          AT END-FY 1997
NAME OF EXECUTIVE       SHARES ACQUIRED     -------------------------------         ------------------------------
      OFFICER             ON EXERCISE       EXERCISABLE       UNEXERCISABLE         EXERCISABLE      UNEXERCISABLE
-----------------       ---------------     -----------       -------------         -----------      -------------
Larry M. Heimendinger          0               81,250             131,250                0                 0
Richard E. Munczenski          0               45,277                   0                0                 0

                       COMPENSATION OF DIRECTORS

                   Each nonemployee director other than Mr. Heimendinger has received a monthly retainer of $1,500 since November 1994.

                     ITEM 12. SECURITY OWNERSHIP OF
                CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                         PRINCIPAL SHAREHOLDERS

                  As of September 22, 1997, approximately 47.2% percent of the Company's outstanding Common Stock was believed to be beneficially owned by Rabo Investment Management Ltd. ("Rabo"), formerly Gutzwiller & Partner AG. The following table sets forth the beneficial ownership of Common Stock as of September 22, 1997 of Rabo, the only person or entity believed by the Company to be the beneficial owner of more than 5 percent of such class of securities.

                                                 Shares of Common Stock            Percent of Outstanding
Name and Address of Beneficial Owner               Beneficially Owned*                  Common Stock
------------------------------------             ----------------------            ----------------------
Rabo Investment Management Ltd.                         3,142,700                           47.2%
Brandschenkestrasse 41
8035 Zurich/Switzerland

-----------------------
(bullet) Based on information provided by Rabo. As of September 22, 1997, Rabo has reported that it has the power to vote, and discretionary power to dispose of, 3,142,700 shares of Common Stock issued and outstanding as of the record date. It is the Company's understanding that Rabo has discretionary authority to dispose of or convert Convertible Debentures of the Company which are convertible into 17,320,000 shares of Common Stock, and would have the power to vote or dispose of the 17,320,000 shares of Common Stock issuable upon conversion thereof. After such a conversion, Rabo would hold 20,462,700 shares which would represent 85.3% of the then outstanding Common Stock.

                  The following table sets forth the beneficial ownership of Common Stock as of September 15, 1997 of each of the current directors and each of the executive officers named in the Summary Compensation Table above.

                                                   Shares of Common Stock           Percentage of Outstanding
                   Name                            Beneficially Owned (1)                 Common Stock
                   ----                            ----------------------           -------------------------
Marc E. Cotnoir                                          65,000                               *

Richard J. McConnell                                     65,000                               *

Larry M. Heimendinger                                    81,250                              1.2

All Directors and named Executive
Officers as a group (five persons)                      284,135                              4.1%

(1) Beneficial ownership also includes shares of Common Stock which may be acquired within 60 days of September 22, 1997, through the exercise of warrants, options, or otherwise, as follows: Mr. Cotnoir, 65,000 shares; Mr. Heimendinger, 81,250 shares; Mr. McConnell, 65,000 shares; and all directors and officers as a group, 284,135 shares. Additionally, each of Messrs. Cotnoir and McConnell were granted options to purchase 100,000 shares, and Mr. Heimendinger was granted an option to purchase 125,000 shares, each of which options will only vest if the stock price reaches certain stipulated multiples of a base price of $1.0026 (for ten consecutive trading days).

*        Indicates less than 1 percent.

                   ITEM 13. CERTAIN RELATIONSHIPS AND
                          RELATED TRANSACTIONS

                  During fiscal 1997, Square Systems, Corp., whose president, Richard J. McConnell, is a director of the Company, provided consulting services to the Company in connection with its work with respect to certain research and development activities. During fiscal 1997, Square Systems charged $59,200 to the Company for work attributable to a joint venture between the Company and Link2It LLC ("Link2It"), a company formed by Larry M. Heimendinger and Mr. McConnell.

                  In consideration of, among other things, the amounts advanced by the Company in connection with Link2It through January 21, 1997, in the total amount of approximately $205,500, the Company received a common membership interest in Link2It representing 10% of the total membership interests, and also received a convertible preferred membership interest in Link2It with a face amount of $112,500, convertible into 9% of the total membership interests (subject to adjustment under certain circumstances as described below). In addition, the Company provided Link2It with $150,000 reflected in convertible promissory notes due one year from the date of issuance and bearing interest at 9 1/4% per annum. An additional $100,000 (of which $25,000 has been released to date) was provided to become available upon the satisfaction of certain conditions in such amounts and at such times as may be mutually agreed in good faith. In each case, Link2It's obligation with respect to advances from the Company is evidenced in a convertible promissory note convertible into additional common membership interests in Link2It at the rate of 1% of the aggregate interests for each $12,500 principal amount of the note so converted (subject to adjustment under certain circumstances described below). In the event of further investment in Link2It by independent third-party investors the conversion price at which both the note and the preferred membership interest described above are convertible into common membership interests in Link2It shall be subject to adjustment to such lesser percentage as the principal or face amount so converted could have then purchased at a purchase price proportionate to the lowest price actually paid for membership interests by such an independent third-party investor less a discount of 15%. Prior to such an adjustment, the Company's aggregate common membership interest in Link2It, assuming advances in the total amount available, and conversion in full of both the promissory notes evidencing such advances and its preferred membership interest, would represent 39% of the total.

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

                  The Company sold all of its stock in its Food Technology Corporation subsidiary as of May 30, 1997 to Shirl Lakeway, Jr., the former Vice President and general manager of FTC. In the transaction, the Company received approximately $139,000 in cash and the right to receive royalties for a period of ten years based on total annual revenues of FTC in excess of $300,000. The consideration received by GKI for FTC was determined in arms-length negotiations with the purchaser.