Form 10-Q
period 1997-08-30
GENERAL KINETICS INC
filed 1997-10-14
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended August 31, 1997                 Commission File Number 0-1738

                         GENERAL KINETICS INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

              Virginia                                   54-0594435
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)

     14130-A Sullyfield Circle, Chantilly, VA                  20151
     (Address of Principal Executive Offices)                (Zip Code)

Registrant's Telephone Number, including Area Code     703-802-4848

                   Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                   Yes X    No _

                   The number of shares of Registrant's Common Stock outstanding
                   as of  October  5, 1997                      6,718,925 Shares

                                     INDEX

                                                                                                              PAGE NO.
                                                                                                              --------
                         Cautionary Statement Under the Private Securities Litigation Reform Act of 1996........3

Part I - Financial Information

         Item I - Consolidated Financial Statements

                         Condensed Consolidated Balance Sheets -
                         August 31, 1997  and May 31, 1997......................................................4

                         Condensed Consolidated Statements of Operations -
                         Three Months Ended August 31, 1997  and  August 31, 1996,
                         respectively...........................................................................5

                         Condensed Consolidated Statements of Cash Flows -
                         Three Months  Ended  August 31, 1997  and
                         August 31, 1996, respectively..........................................................6

                         Notes to Condensed Consolidated Financial Statements...................................7

         Item 2 -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations......................................................10

Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K..............................................................13

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Statements in this Quarterly Report on Form 10-Q under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's annual report of Form 10-K, as amended, for the fiscal year ended May 31, 1997, and this Report.

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

         In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1997 and 1996 set forth in the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 1997.

                         GENERAL KINETICS INCORPORATED
                                 BALANCE SHEETS

                                                                                August 31,              May 31,
                                                                                   1997                   1997
                                                                               (Unaudited)             (Audited)
                                                                               -----------             ---------
                                     Assets

Current Assets:
     Cash and cash equivalents                                                    $ 1,310,600            $ 1,482,300
     Accounts receivable, net of allowance, $208,000 and $208,000                     661,600              1,011,000
     Inventories                                                                      834,100                649,500
     Prepaid expenses and other                                                        11,900                 20,000
     Note Receivable, current                                                         200,000                200,000
     Note Receivable, affiliate                                                       175,000                150,000
                                                                                      --------               -------
     Total Current Assets                                                           3,193,200              3,512,800
                                                                                    ----------             ---------

Property, Plant and Equipment                                                       4,798,300              4,712,100
Less:  Accumulated Depreciation                                                    (3,502,600)            (3,463,100)
                                                                                   -----------            -----------
                                                                                    1,295,700              1,249,000
Note Receivable, less current potion                                                  550,000                550,000
Other Assets                                                                           58,600                 22,100
                                                                                       -------                ------

     Total Assets                                                                 $ 5,097,500            $ 5,333,900
                                                                                  ===========            ===========


                     Liablilities and Stockholders' Deficit

Current Liabilities:
     Current maturities of long-term debt                                             129,200                160,300
     Accounts payable, trade                                                          552,000                635,500
     Accrued expenses and other payables                                              621,400                646,600
                                                                                  -----------            -----------
     Total Current Liabilities                                                      1,302,600              1,442,400
                                                                                  -----------            -----------

Long-Term debt - less current maturities (including
     $8,942,500 and $8,956,400 due to controlling shareholder)                      9,659,300              9,679,300
Other long-term liabilities                                                           275,400                285,000
                                                                                  -----------            -----------
     Total Long-Term Liabilities                                                    9,934,700              9,964,300
                                                                                  -----------            -----------

     Total Liabilities                                                             11,237,300             11,406,700
                                                                                  -----------            -----------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 and 10,000,000                       1,811,500              1,796,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                                 7,239,400              7,224,400
     Accumulated Deficit                                                          (14,740,500)           (14,643,500)
                                                                                  -----------            -----------
                                                                                   (5,689,600)            (5,622,600)

     Less:  Treasury Stock, at cost (526,632 shares)                                 (450,200)              (450,200)
                                                                                  -----------            -----------
     Total Stockholders' Deficit                                                   (6,139,800)            (6,072,800)
                                                                                  -----------            -----------

     Total Liabilities and Stockholders' Deficit                                  $ 5,097,500            $ 5,333,900
                                                                                  ===========            ===========

The accompanying notes are an integral part of the above statements.

                         GENERAL KINETICS INCORPORATED
                            STATEMENTS OF OPERATIONS

                                                                            Three Months Ended
                                                                        August 31,         August 31,
                                                                          1997               1996
                                                                          ----               ----
Net Sales                                                            $ 1,278,700        $ 2,568,400
Cost of Sales                                                            951,200          1,854,300
                                                                     -----------        -----------
Gross Profit                                                             327,500            714,100
                                                                     -----------        -----------
Selling, General & Administrative                                        356,600            448,900

Product Research, Development & Improvement                                   -              59,200
                                                                     -----------        -----------
Total Operating Expenses                                                 356,600            508,100
                                                                     -----------        -----------
Operating Income (loss)                                                  (29,100)           206,000

Interest Expense                                                          67,900            105,400
                                                                     -----------        -----------
Income (loss) from continuing operations                                 (97,000)           100,600

Loss from discontinued operations                                             -             (36,800)
                                                                     -----------        -----------
Net Income (loss)                                                    $   (97,000)       $    63,800
                                                                     ============       ===========

Net Income (loss) per share
     Income (loss) from continuing operations                        $     (0.01)       $     0.004
     Income (loss) from discontinued operations                               -              (0.001)
                                                                     -----------        -----------
  Net Income (loss) per share                                        $     (0.01)       $     0.003
                                                                     ===========        ===========

Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                                 6,718,925         25,508,925
                                                                     ===========        ===========

The accompanying notes are an integral part of the above statements.

                         GENERAL KINETICS INCORPORATED
                            STATEMENTS OF CASH FLOWS

                                                                                      Three Months Ended
                                                                              August 31,               August 31,
                                                                                 1997                     1996
                                                                                 ----                     ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                              $ (97,000)                $ 63,800
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                 39,500                  100,800
    Amortization of bond discount                                                 16,200                   16,200
  (Increase) Decrease in Assets:
    Accounts Receivable                                                          349,400                 (910,900)
    Inventories                                                                 (184,600)                 599,500
    Prepaid Expenses                                                               8,100                   (4,300)
    Other assets                                                                 (36,500)                       -
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                     (83,500)                (112,600)
    Accrued Expenses                                                             (25,200)                 (29,000)
    Other Long Term Liabilities                                                   (9,600)                 (10,100)
                                                                             -----------                ---------
        Net cash provided by/(used) in Operating Activites                       (23,200)                (286,600)
                                                                             -----------                ---------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                   (86,200)                 (30,200)
  Issuance of Notes Receivable                                                   (25,000)                      -
                                                                             -----------                ---------
        Net cash  provided by/(used) in Investing Activities                    (111,200)                 (30,200)
                                                                             -----------                ---------
Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                            -                  733,600
  Repayments of Advances from Factor/
    Demand Notes Payable                                                               -                 (563,100)
  Borrowings on Long Term Debt                                                         -                        -
  Repayments on Long Term Debt                                                   (37,300)                 (64,200)
                                                                             -----------                ---------
        Net cash provided by/(used) in Financing Activities                      (37,300)                 106,300
                                                                             -----------                ---------
Net (decrease) increase in cash and cash equivalents                            (171,700)                (210,500)

Cash and Cash Equivalents:  Beginning of Period                                1,482,300                  364,100
                                                                             -----------                ---------
Cash and Cash Equivalents:  End of Period                                    $ 1,310,600                $ 153,600
                                                                             ===========                =========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                    $ 82,600                $ 105,400
    Income Taxes                                                                     800                        -

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1997, and for the three months ended August 31, 1997, and August 31, 1996, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

         The results of operations for the three month period ended August 31, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Discontinued Operations

         As of December 5, 1996, GKI completed the sale of the business of its secure communications division ("SCD") to Cryptek Secure Communications, LLC, a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC. Both SCD and FTC had experienced operating losses during the prior fiscal year.

     The statements of operations for the quarter ended August 31, 1996 has been restated and the operating results of SCD and FTC are shown separately as part of discontinued operations. The net loss for SCD was $34,800 on net sales of approximately $851,000, and the net loss for FTC was $2,000 on net sales of approximately $71,000 for the quarter ended August 31, 1996. The total net loss from discontinued operations was $36,800 for the three months ended August 31, 1996.

Note 3 - Net Income/(Loss)Per Share

   Primary and fully diluted net earnings/(loss) per share have been computed using the weighted average number of common shares and common equivalent shares outstanding, to the extent dilutive. Common equivalent shares consist of approximately 19 million shares issuable upon conversion of Convertible Subordinated Debentures issued to the Company's principal shareholder, Rabo Investment Management Ltd. ("Rabo"), formerly Gutzwiller & Partner, AG. Due to the loss for the three months ended August 31, 1997, the outstanding stock options and convertible debentures issued to Rabo are not considered dilutive and therefore no effect is given to them as common stock equivalents during that period. Net income for the period was adjusted for the elimination of interest expense for the convertible debt, net of applicable income taxes, while the average number of shares of common stock and common stock equivalents were increased.

Note 4 - Notes Payable

At August 31, 1997 and May 31, 1997 convertible debentures initially issued to Rabo have an aggregate principal amount of $9.4 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of August 31, 1997, however, the lender has agreed to waive the violations through May 31, 1998.

   Additionally, as previously reported, the Company has entered into a Forbearance Agreement with the holder of the real estate mortgage on the Company's Orlando facility (under which $38,100 was outstanding at August 31,
1997). Pursuant to the Forbearance Agreement, a redemption notice with respect to the bonds originally issued to finance the facility, previously delivered by the mortgage holder, was withdrawn. The Company has made accelerated payments of $10,000 per month in principal and interest and has agreed to continue such payments until the remaining principal is paid in full.

Note 5 - Recent Accounting Pronouncements

On March 3, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, Basic earnings per share would have been ($0.01) per share for the three months ended August 31, 1997, and $0.01 for the three months ended August 31, 1996. Diluted earnings per share would have been ($0.004) for the three months ended August 31, 1997, and $0.003 per share for the three months ended August 31, 1996.

Note 6 - Income Taxes

The Company's estimated effective tax rate for fiscal 1998 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 1997, Compared to Three Months Ended August 31,
1996

Continuing Operations

          Net sales for continuing operations for the three months ended August 31, 1997 were approximately $1.3 million compared to net sales of approximately $2.6 million for the quarter ended August 31, 1996. The decrease in sales was due primarily to a decrease in demand for the three months ended August 31, 1997 as compared to the same period of the prior fiscal year. Management does not believe that the decrease in demand experienced in the first quarter of fiscal 1998 represents a continuing trend. The contract backlog increased from approximately $1.3 million at May 31, 1997 to approximately $2.3 million at August 31, 1997. The gross margin percentage decreased from 27.8% for the quarter ended August 31, 1996 to 25.6% for the quarter ended August 31, 1997. The decrease in gross margin was primarily due to the decrease in net sales for the corresponding periods.

   Sales, General & Administrative costs were approximately $356,600 in the first quarter of fiscal 1998 as compared to approximately $448,900 in the first quarter of the prior fiscal year. This decrease was principally due to a decrease in corporate overhead due to the sale of the secure communications business.

   For the three months ended August 31, 1997, the Company had an operating loss from continuing operations of ($97,000) compared to a operating income of $100,600 for the comparable quarter of the prior year. The decrease was due principally to the decrease in sales and a small decrease in the gross profit margin in the first quarter of fiscal 1998 in the as compared to the corresponding period in the prior fiscal year.

   Interest expense decreased from $105,400 in the first quarter of fiscal 1997 to $67,900 in the first quarter of fiscal 1998. This decrease occurred principally because the Company factored accounts receivable in the prior fiscal year, but did not factor accounts receivable in the quarter ended August 31, 1997.

The Company's estimated effective tax rate for fiscal 1998 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Discontinued Operations

The three months ended August 31, 1996 included losses from discontinued operations totaling $36,800. The net loss for in the secure communications division was $34,800 on net sales of approximately $851,000, and the net loss for Food Technology Corporation was $2,000 on net sales of approximately $71,000 for the quarter ended August 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 5, 1996, GKI completed the sale of the business of its secure communications division ("SCD") to Cryptek Secure Communications, LLC, a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC. Both SCD and FTC had experienced operating losses during the 1997 fiscal year.

The Company has suffered recurring losses from operations, including losses for the quarter ended August 31, 1997, and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating results for fiscal 1997 showed significant improvement over the prior three fiscal years. In addition, Company received $1.75 million in cash from the sale of SCD, which improved the Company's short-term liquidity.

There was a net loss in the quarter ended August 31, 1997, which was primarily caused by lower net sales than in the corresponding quarter of the prior fiscal year. Management believes that the results of operations for the three month period ended August 31, 1997 are not necessarily indicative of the results to be expected for the full year. The contract backlog has increased from approximately $1.3 million at May 31, 1997 to approximately $2.3 million at August 31, 1997. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins in order to return to profitably for the remainder of fiscal 1998.

The Company has outstanding debentures originally issued to Gutzwiller & Partner, A.G., now Rabo Investment Management Ltd. ("Rabo") totaling $9.4 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. At August 31, 1997, there was no balance due Reservoir. The Company does not expect to continue to draw on this credit facility, but it is available in the future to alleviate short-term cash requirements.

As discussed above, the Company received $1,750,000 in cash proceeds from the sale of the Secure Communications Division. During the second half of fiscal 1997, the Company paid expenses associated with the sale, significantly reduced accounts payable, and repaid all outstanding advances from the accounts receivable factor. As of August 31, 1997, the Company had a balance of approximately $1.3 million in cash and cash equivalents. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1998.

Analysis of Cash Flows

Operating activities used approximately $23,200 in the first quarter of fiscal 1998, as compared to using approximately $286,600 in the first quarter of fiscal 1997. The improvement of $263,400 reflects an increase of $485,500 in cash provided to fund changes in working capital items offset by a decrease of $61,300 in non-cash expenses and an increase of $160,800 in net losses. In the first quarter of fiscal 1997 there was an increase in accounts receivable of $910,900 as compared to a decrease of $349,400 in the first quarter of fiscal 1998. The decrease is primarily due to the decrease in sales during the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. Inventories decreased by $599,500 in the first quarter of fiscal 1997 and increased by $$184,600 during the first quarter of the current fiscal year. The fiscal year 1998 increase is principally due to the increase in contract backlog on August 31, 1997 as compared to May 31, 1997.

Investing activities used $111,200 in the first quarter of fiscal 1998, as compared to using $30,200 in the first quarter of fiscal 1997. The increase was primarily caused by an increase in $56,200 in the acquisition of property, plant and equipment, and the issuance of a $25,000 note receivable in the current fiscal year.

Financing activities used $37,300 in the quarter ended August 31, 1997 as compared to providing $106,300 in the quarter ended August 31, 1996. The change in cash used by financing activities was principally due to the Company borrowing a net of $170,500 on accounts receivable during the first quarter of fiscal 1997, while not using advances from the accounts receivable factor during the first quarter of fiscal 1998.

                          PART II   OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (b) Reports of Form 8-K

                None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         GENERAL KINETICS INCORPORATED

Date: October  14, 1997                      /s/ Larry M. Heimendinger
      ___________________                    ___________________________________
                                             Chairman of the Board
                                             (Principal Executive Officer)

Date: October  14, 1997                      /s/ Sandy B. Sewitch
      ___________________                    ___________________________________
                                             Chief Financial Officer
                                             (Principal Accounting Officer and
                                             Principal Financial Officer)