Form 10-Q
period 1997-11-30
GENERAL KINETICS INC
filed 1998-01-14
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1997                Commission File Number 0-1738

                          GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Virginia                                   54-0594435
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

14130-A Sullyfield Circle, Chantilly, VA                   20151
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, including Area Code     703-802-4848
                                                       ------------

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

                    The number of shares of Registrant's Common Stock
                    outstanding as of January 5, 1998           6,718,925 Shares

                                      INDEX

                                                                        PAGE NO.
                                                                        --------

                  Cautionary Statement Under the Private Securities
                  Litigation Reform Act of 1996..............................3

Part I - Financial Information

         Item I - Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                  November 30, 1997  and May 31, 1997........................4

                  Condensed Consolidated Statements of Operations -
                  Three Months and Six Months Ended November 30, 1997
                  and November 30, 1996, respectively........................5

                  Condensed Consolidated Statements of Cash Flows -
                  Three Months  and Six Months Ended  November 30, 1997
                  and November 30, 1996, respectively........................6

                  Notes to Condensed Consolidated Financial Statements.......7

         Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.......................10

Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K..........................13

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Statements in this Quarterly Report on Form 10-Q under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis; and the risk that the Company's Common Stock will not continue to be quoted on the OTC Bulletin Board services. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's annual report of Form 10-K, as amended, for the fiscal year ended May 31, 1997, and this Report.

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

                         General Kinetics Incorporated
                                 Balance Sheets

                                                                               November 30,             May 31,
                                                                                   1997                   1997
                                                                               (Unaudited)             (Audited)
                                                                               -----------             ---------
                                     Assets
                                     ------

Current Assets:
     Cash and cash equivalents                                                    $   731,300            $ 1,482,300
     Accounts receivable, net of allowance, $208,000                                1,026,800              1,011,000
     Inventories                                                                    1,150,200                649,500
     Prepaid expenses and other                                                        31,200                 20,000
     Note Receivable, current                                                         200,000                200,000
     Note Receivable, affiliate                                                       175,000                150,000
                                                                                      --------               -------
     Total Current Assets                                                           3,314,500              3,512,800
                                                                                    ----------             ---------

Property, Plant and Equipment                                                       4,663,800              4,712,100
Less:  Accumulated Depreciation                                                    (3,382,800)            (3,463,100)
                                                                                   -----------            -----------
                                                                                    1,281,000              1,249,000

Note Receivable, less current portion                                                 550,000                550,000
Other Assets                                                                            4,200                 22,100
                                                                                        ------                ------

     Total Assets                                                                 $ 5,149,700            $ 5,333,900
                                                                                  ============           ===========


                     Liablilities and Stockholders' Deficit
                     --------------------------------------

Current Liabilities:
     Current maturities of long-term debt                                             103,000                160,300
     Accounts payable, trade                                                          616,500                635,500
     Accrued expenses and other payables                                              617,900                646,600
                                                                                      --------               -------
     Total Current Liabilities                                                      1,337,400              1,442,400
                                                                                    ----------             ---------

Long-Term debt - less current maturities (including
     $8,942,500 and $8,956,400 due to controlling shareholder)                      9,653,700              9,679,300
Other long-term liabilities                                                           265,800                285,000
                                                                                      --------               -------
     Total Long-Term Liabilities                                                    9,919,500              9,964,300
                                                                                    ----------             ---------

     Total Liabilities                                                             11,256,900             11,406,700
                                                                                   -----------            ----------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 shares                               1,811,500              1,796,500
         authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                                 7,239,400              7,224,400
     Accumulated Deficit                                                          (14,707,900)           (14,643,500)
                                                                                  ------------           ------------
                                                                                   (5,657,000)            (5,622,600)
     Less:  Treasury Stock, at cost (526,632 shares)                                 (450,200)              (450,200)
                                                                                     ---------              ---------
     Total Stockholders' Deficit                                                   (6,107,200)            (6,072,800)
                                                                                   -----------            -----------

     Total Liabilities and Stockholders' Deficit                                  $ 5,149,700            $ 5,333,900
                                                                                  ============           ===========


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Operations


                                                             Six Months Ended                          Three Months Ended
                                                      November 30,        November 30,          November 30,       November 30,
                                                          1997                1996                  1997               1996
                                                          ----                ----                  ----               ----
Net Sales                                             $ 2,941,800         $ 4,579,400           $ 1,663,100         $ 2,011,000
Cost of Sales                                           2,139,400           3,279,600             1,188,200           1,425,300
                                                      -----------         -----------           -----------         -----------
Gross Profit                                              802,400           1,299,800               474,900             585,700
                                                      -----------         -----------           -----------         -----------
Selling, General & Administrative                         738,900             840,300               382,300             391,300
Product Research, Development & Improvement                    --              59,100                    -                   --
                                                      -----------         -----------           -----------         -----------
Total Operating Expenses                                  738,900             899,400               382,300             391,300
                                                      -----------         -----------           -----------         -----------
Operating Income (loss)                                    63,500             400,400                92,600             194,400
Interest Expense                                          127,900             202,000                60,000              96,600
                                                      -----------         -----------           -----------         -----------
Income (loss) from continuing operations                  (64,400)            198,400                32,600              97,800
Loss from discontinued operations                              --            (274,700)                   --            (237,900)
                                                      -----------         -----------           -----------         -----------
Net Income (loss)                                     $   (64,400)        $   (76,300)          $    32,600         $  (140,100)
                                                      ===========         ===========           ===========         ===========


Net Income (loss) per share:
     Income (loss) from continuing operations         $     (0.01)        $     0.008           $     0.001         $     0.004
     Income (loss) from discontinued operations                --              (0.011)               -                   (0.009)
                                                      -----------         -----------           -----------         -----------
  Net Income (loss) per share                         $     (0.01)        $    (0.003)          $     0.001         $    (0.005)
                                                      ===========         ===========           ===========         ===========

Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                  6,718,925          25,508,925            25,508,925          25,508,925
                                                      ===========         ===========           ===========         ===========


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows


                                                                                   Six Months Ended
                                                                         November 30,             November 30,
                                                                             1997                     1996
                                                                             ----                     ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                        $  (64,400)             $   (76,300)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                            81,500                   74,500
    Amortization of bond discount                                            32,300                   32,300
  (Increase) Decrease in Assets:
    Accounts Receivable                                                     (15,800)                (726,200)
    Inventories                                                            (500,700)                 453,400
    Prepaid Expenses                                                        (11,200)                (107,300)
    Other assets                                                             17,900                    5,000
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                (19,000)                 255,900
    Accrued Expenses                                                        (28,700)                   3,600
    Other Long Term Liabilities                                             (19,200)                 (19,700)
                                                                         ----------              -----------
        Net cash provided by/(used) in Operating Activites                 (527,300)                (104,800)
                                                                         ----------              -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                             (113,500)                 (31,500)
  Change in assets held for sale                                                 --                   75,300
  Issuance of Notes Receivable                                              (25,000)                      --
                                                                         ----------              -----------
        Net cash  provided by/(used) in Investing Activities               (138,500)                  43,800
                                                                         ----------              -----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                      --                1,543,900
  Repayments of Advances from Factor/
    Demand Notes Payable                                                         --               (1,420,600)
  Borrowings on Long Term Debt                                                   --                       --
  Repayments on Long Term Debt                                              (85,200)                (106,900)
                                                                         ----------              -----------
        Net cash provided by/(used) in Financing Activities                 (85,200)                  16,400
                                                                         ----------              -----------
Net (decrease) increase in cash and cash equivalents                       (751,000)                 (44,600)
Cash and Cash Equivalents:  Beginning of Period                           1,482,300                  364,100
                                                                         ----------              -----------
Cash and Cash Equivalents:  End of Period                                $  731,300              $   319,500
                                                                         ==========              ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                             $  137,800              $   154,800
    Income Taxes                                                                800                       --
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Increase in assets held for sale                                             --              $    75,300



The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1997, and for the three months and six months ended November 30, 1997, and November 30, 1996, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

         The results of operations for the three month and six month periods ended November 30, 1997, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Discontinued Operations

         As of December 5, 1996, GKI completed the sale of the business of its secure communications division ("SCD") to Cryptek Secure Communications, LLC ("Cryptek"), a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC. Both SCD and FTC had experienced operating losses during the prior fiscal year.

     The statements of operations for the quarter and six months ended November 30, 1996 has been restated and the operating results of SCD and FTC are shown separately as part of discontinued operations. The net loss for SCD was $205,900 and $240,700 on net sales of approximately $774,700 and $1,625,600 for the quarter and six months ended November 30, 1996, respectively. The net loss for FTC was $32,000 and $34,000 on net sales of approximately $76,900 and $147,500 for the quarter and six months ended November 30, 1996, respectively. The total net loss from discontinued operations was $237,900 and $274,700 for the quarter and six months ended November 30, 1996, respectively.

Note 3 - Net Income/(Loss)Per Share

   Primary and fully diluted net earnings/(loss) per share have been computed using the weighted average number of common shares and common equivalent shares outstanding, to the extent dilutive. Common equivalent shares consist of approximately 19 million shares issuable upon conversion of Convertible Subordinated Debentures issued to the Company's principal shareholder, Rabo Investment Management Ltd. ("Rabo"), formerly Gutzwiller & Partner, AG. Due to the loss for the six months ended November 30, 1997, the outstanding stock options and convertible debentures issued to Rabo are not considered dilutive and therefore no effect is given to them as common stock equivalents during that period. Net income for the period was adjusted for the elimination of interest expense for the convertible debt, net of applicable income taxes, while the average number of shares of common stock and common stock equivalents were increased.

Note 4 - Notes Payable

At November 30, 1997 and May 31, 1997 convertible debentures initially issued to Rabo have an aggregate principal amount of $9.4 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of November 30, 1997, however, the lender has agreed to waive the violations through May 31, 1998.

Note 5 - Notes Receivable

  The Company did not receive as scheduled in December 1997 the $200,000 first installment of the principal due from Cryptek on the $750,000 secured promissory note which formed a portion of the consideration received from Cryptek in the disposition of the Company's secure communications business in December 1996. Representatives of the Company and Cryptek are discussing certain issues relating to that disposition, which Cryptek believes may be relevant to such payment, but the Company does not believe that there is any basis for non-payment. Principally due to this belief and the fact that the note is partially secured by certain inventory and fixed assets of Cryptek, the accompanying financial statements at November 30, 1997 do not include a valuation reserve for the Cryptek note.

Note 6 - Recent Accounting Pronouncements

  On March 3, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than is currently used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to existing fully diluted earnings per share. Using the principles set forth in SFAS 128, Basic earnings per share would have been $0.005 and ($0.01) per share for the three months and six months ended November 30, 1997, respectively, and ($0.02) and ($0.01) for the three months and six months ended November 30, 1996, respectively. Diluted earnings per share would have been ($0.001) and ($0.003) per share for the three months and six months ended November 30, 1997, respectively, and ($0.005) and $0.003 for the three months ended November 30, 1996, respectively. The Company will adopt the provisions of SFAS 128 in the quarter ending February 28, 1998.

Note 7 - Income Taxes

The Company's estimated effective tax rate for fiscal 1998 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended November 30, 1997, Compared to Three Months Ended
--------------------------------------------------------------------
November 30, 1996
-----------------

Continuing Operations

  Net sales for continuing operations for the three months ended November 30, 1997 were approximately $1.7 million compared to net sales of approximately $2.0 million for the quarter ended November 30, 1996. The decrease in sales was due primarily to a decrease in demand for the three months ended November 30, 1997 as compared to the same period of the prior fiscal year. The gross margin percentage decreased from 29.1% for the quarter ended November 30, 1996 to 28.6% for the quarter ended November 30, 1997. The decrease was principally due to the decrease in sales for the corresponding periods. However, the contract backlog increased from approximately $2.4 million at November 30, 1996 to approximately $2.8 million at November 30, 1997.

   Sales, General & Administrative costs were approximately $382,400 in the second quarter of fiscal 1998 as compared to approximately $391,300 in the second quarter of the prior fiscal year. This decrease was principally due to a decrease in corporate overhead due to the sale of the secure communications business.

   For the three months ended November 30, 1997, the Company had operating income from continuing operations of approximately $92,600 compared to an operating income of $194,400 for the comparable quarter of the prior year. The decrease was due principally to the decrease in sales in the second quarter of fiscal 1998 in the as compared to the corresponding period in the prior fiscal year.

   Interest expense decreased from $96,600 in the second quarter of fiscal 1997 to $60,000 in the second quarter of fiscal 1998. This decrease occurred principally because the Company factored accounts receivable in the prior fiscal year, but did not factor accounts receivable in the quarter ended November 30, 1997.

The Company's estimated effective tax rate for fiscal 1998 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Discontinued Operations

  The three months ended November 30, 1996 included losses from discontinued operations totaling $237,900. The net loss in the secure communications division was $205,900 on net sales of approximately $774,700, and the net loss for Food Technology Corporation was $32,000 on net sales of approximately $76,900 for the quarter ended November 30, 1996.

Six Months Ended November 30, 1997, Compared to Six Months Ended
----------------------------------------------------------------
November 30, 1996
-----------------

Continuing Operations

  Net sales for continuing operations for the six months ended November 30, 1997 were approximately $2.9 million compared to net sales of approximately $4.6 million for the six months ended November 30, 1996. The decrease in sales was due primarily to a decrease in demand for the six months ended November 30, 1997 as compared to the same period of the prior fiscal year. Management does not believe that the decrease in demand experienced in the first six months of fiscal 1998 necessarily represents a continuing trend. The contract backlog increased from approximately $1.3 million at May 31, 1997 to approximately $2.8 million at November 30, 1997. The gross margin percentage decreased slightly, from 28.4% for the six months ended November 30, 1996 to 27.3 for the six months ended November 30, 1997. The decrease was principally due to the decrease in sales for the corresponding periods.

   Sales, General & Administrative costs were approximately $738,900 in the first six months of fiscal 1998 as compared to approximately $840,300 in the first six months of the prior fiscal year. This decrease was principally due to a decrease in corporate overhead due to the sale of the secure communications business.

   For the six months ended November 30, 1997, the Company had operating income from continuing operations of $63,500 compared to a operating income of $400,400 for the comparable six months of the prior year. The decrease was due principally to the decrease in sales and a small decrease in the gross profit margin in the first six months of fiscal 1998 in the as compared to the corresponding period in the prior fiscal year.

   Interest expense decreased from $202,000 in the first six months of fiscal 1997 to $127,900 in the first six months of fiscal 1998. This decrease occurred principally because the Company factored accounts receivable in the prior fiscal year, but did not factor accounts receivable in the six months ended November 30, 1997.

Discontinued Operations

The six months ended November 30, 1996 included losses from discontinued operations totaling $274,700. The net loss in the secure communications division was $240,700 on net sales of approximately $1,625,600, and the net loss for Food Technology Corporation was $34,000 on net sales of approximately $147,500 for the six months ended November 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of December 5, 1996, GKI completed the sale of the business of its secure communications division ("SCD") to Cryptek Secure Communications, LLC ("Cryptek"), a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC. Both SCD and FTC had experienced operating losses during the 1997 fiscal year.

The Company has suffered recurring losses from operations, including a small loss for the six months ended November 30, 1997, and has a net capital deficiency that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating results for fiscal 1997 showed significant improvement over the prior three fiscal years.

There was net income of $32,600 in the second quarter of fiscal 1998, which reduced the net loss to $64,400 for the six months ended November 30, 1997. Management believes that the results of operations for the six month period ended November 30, 1997 are not necessarily indicative of the results to be expected for the full year. The contract backlog has increased from approximately $1.3 million at May 31, 1997 to approximately $2.8 million at November 30, 1997. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins in order to return to profitably for the remainder of fiscal 1998.

The Company did not receive as scheduled in December 1997 the $200,000 first installment of the principal due from Cryptek on the $750,000 secured promissory note which formed a portion of the consideration received from Cryptek in the disposition of the Company's secure communications business in December 1996. Representatives of the Company and Cryptek are discussing certain issues relating to that disposition, which Cryptek believes may be relevant to such payment, but the Company does not believe that there is any basis for non-payment. Principally due to this belief and the fact that the note is partially secured by certain inventory and fixed assets of Cryptek, the accompanying financial statements at November 30, 1997 do not include a valuation reserve for the Cryptek note.

The Company has outstanding debentures originally issued to Gutzwiller & Partner, A.G., now Rabo Investment Management Ltd. ("Rabo") totaling $9.4 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. At November 30, 1997, there was no balance due Reservoir. The Company does not expect to continue to draw on this credit facility, but it is available in the future to alleviate short-term cash requirements.

As of November 30, 1997, the Company had a balance of approximately $731,300 million in cash and cash equivalents. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1998.

Analysis of Cash Flows

Operating activities used approximately $527,300 in cash in the first half of fiscal 1998. This reflects a net loss of $64,400 plus $576,700 in cash to fund changes in working capital items, offset by $113,800 in non-cash expenses. The increase in cash used to fund working capital items was principally due to an increase in inventories of $500,700 during the six months ended November 30, 1997. This increase in inventories was due to the increase in contract backlog on November 30, 1997 as compared to May 31, 1997.

Investing activities used $138,500 in the first half of fiscal 1998. The Company acquired property, plant and equipment totaling $113,500, which consisted primarily of hardware and software for an upgraded accounting and MIS system.

Financing activities used $85,200 in the six months ended November 30, 1997, which was used to repay certain long-term real estate debt.

                            PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (b) Reports of Form 8-K
                None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENERAL KINETICS INCORPORATED

Date:  January 14, 1998                /s/ Larry M. Heimendinger
      --------------------------       --------------------------------
                                           Chairman of the Board
                                           (Principal Executive Officer)

Date:  January 14, 1998                /s/ Sandy B. Sewitch
      --------------------------       --------------------------------
                                           Chief Financial Officer
                                           (Principal Accounting Officer and
                                            Principal Financial Officer)