Form 10-Q
period 1998-02-28
GENERAL KINETICS INC
filed 1998-04-14
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended February 28, 1998                Commission File Number 0-1738

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

                                      INDEX

                                                                                                                            PAGE NO.
                                                                                                                            --------
                  Cautionary Statement Under the Private Securities Litigation Reform Act of 1996...........................   3

Part I - Financial Information

         Item I - Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                         February 28, 1998  and May 31, 1997................................................................   4

                         Condensed Consolidated Statements of Operations -
                         Three Months and Nine months Ended February 28, 1998  and  February 28, 1997,
                         respectively.......................................................................................   5

                         Condensed Consolidated Statements of Cash Flows -
                         Three Months  and Nine months Ended  February 28, 1998  and
                         February 28, 1997, respectively....................................................................   6

                         Notes to Condensed Consolidated Financial Statements...............................................   7

         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................................................  10

         Item 4 -  Submission of Matters to a Vote of Security Holders......................................................  14

Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K..........................................................................  14

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Statements in this Quarterly Report on Form 10-Q under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis; and the risk that the Company's Common Stock will not continue to be quoted on the OTC Bulletin Board services. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 1997, and this Report.

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

                         General Kinetics Incorporated
                                 Balance Sheets


                                                                     February 28,          May 31,
                                                                        1998                1997
                                                                     (Unaudited)          (Audited)
                                                                     -----------          ---------
Assets

Current Assets:
        Cash and cash equivalents                                   $    800,200        $  1,482,300
        Accounts receivable, net of allowance, $208,000                  991,900           1,011,000
        Inventories                                                      953,500             649,500
        Prepaid expenses and other                                        19,900              20,000
        Note Receivable, current                                         200,000             200,000
        Note Receivable, affiliate                                       175,000             150,000
                                                                    ------------        ------------
        Total Current Assets                                           3,140,500           3,512,800
                                                                    ------------        ------------
Property, Plant and Equipment                                          4,828,900           4,712,100
Less:  Accumulated Depreciation                                       (3,424,500)         (3,463,100)
                                                                    ------------        ------------
                                                                       1,404,400           1,249,000

Note Receivable, less current portion                                    550,000             550,000
Other Assets                                                               4,200              22,100
                                                                    ------------        ------------
        Total Assets                                                $  5,099,100        $  5,333,900
                                                                    ============        ============
Liabilities and Stockholders' Deficit

Current Liabilities:

        Current maturities of long-term debt                             103,000             160,300
        Accounts payable, trade                                          542,900             635,500
        Accrued expenses and other payables                              644,500             646,600
                                                                    ------------        ------------
        Total Current Liabilities                                      1,290,400           1,442,400
                                                                    ------------        ------------
Long-Term debt - less current maturities (including
        $8,744,900 and $8,956,400 due to controlling shareholder)      9,650,600           9,679,300
Other long-term liabilities                                              256,200             285,000
                                                                    ------------        ------------
        Total Long-Term Liabilities                                    9,906,800           9,964,300
                                                                    ------------        ------------
        Total Liabilities                                             11,197,200          11,406,700
                                                                    ------------        ------------
Stockholders' Deficit:
        Common Stock, $0.25 par value, 50,000,000                      1,811,500           1,796,500
            shares authorized, 7,245,557 shares issued, 6,718,925
            shares outstanding
        Additional Contributed Capital                                 7,239,400           7,224,400
        Accumulated Deficit                                          (14,698,800)        (14,643,500)
                                                                    ------------        ------------
                                                                      (5,647,900)         (5,622,600)
        Less:  Treasury Stock, at cost (526,632 shares)                 (450,200)           (450,200)
                                                                    ------------        ------------
        Total Stockholders' Deficit                                   (6,098,100)         (6,072,800)
                                                                    ------------        ------------
        Total Liabilities and Stockholders' Deficit                 $  5,099,100        $  5,333,900
                                                                    ============        ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Operations

                                                       Nine Months Ended              Three Months Ended
                                                  February 28,   February 28,      February 28,  February 28,
                                                      1998           1997              1998          1997
                                                      ----           ----              ----          ----
Net Sales                                         $ 4,763,000    $ 6,027,700       $ 1,821,200   $ 1,448,300
Cost of Sales                                       3,526,900      4,305,500         1,387,500     1,025,900
                                                  -----------    -----------       -----------   -----------
Gross Profit                                        1,236,100      1,722,200           433,700       422,400
                                                  -----------    -----------       -----------   -----------
Selling, General & Administrative                   1,104,900      1,161,400           366,000       321,100

Product Research, Development & Improvement                --         59,100                --            --
                                                  -----------    -----------       -----------   -----------
Total Operating Expenses                            1,104,900      1,220,500           366,000       321,100
                                                  -----------    -----------       -----------   -----------
Operating Income (loss)                               131,200        501,700            67,700       101,300

Interest Expense                                      186,500        268,900            58,600        66,900
                                                  -----------    -----------       -----------   -----------
Income (loss) from continuing operations              (55,300)       232,800             9,100        34,400

Income (loss) from discontinued operations                 --       (185,000)               --        89,700
                                                  -----------    -----------       -----------   -----------
Net Income (loss)                                 $   (55,300)   $    47,800       $     9,100   $   124,100
                                                  -----------    -----------       -----------   -----------

Basic Earnings per Share:
     Earnings (loss) from continuing operations   $     (0.01)   $     0.036       $     0.001   $      0.01
     Earnings (loss) from discontinued operations          --    $    (0.028)               --   $      0.01
                                                  -----------    -----------       -----------   -----------
  Basic Earnings (loss) per share                 $     (0.01)   $     0.007       $     0.001   $      0.02
                                                  ===========    ===========       ===========   ===========
 Weighted Average Number of Common Shares
   Outstanding                                      6,718,925      6,508,925         6,718,925     6,508,925
                                                  -----------    -----------       -----------   -----------
Diluted Earnings per Share:
     Earnings (loss) from continuing operations   $     0.001    $     0.012       $     0.001   $     0.002
     Earnings (loss) from discontinued operations $        --    $    (0.007)      $        --   $     0.004
                                                  -----------    -----------       -----------   -----------
  Diluted Earnings (loss) per share               $     0.001    $     0.005       $     0.001   $     0.006
                                                  -----------    -----------       -----------   -----------
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding             25,508,925     25,508,925        25,508,925    25,508,925
                                                  -----------    -----------       -----------   -----------

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows

                                                                      Nine Months Ended
                                                                 February 28,    February 28,
                                                                 ------------    ------------
                                                                    1998             1997
                                                                    ----             ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                               $   (55,300)   $    47,800
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                   123,200        168,700
    Gain on disposition of discontinued operations                                (117,000)
    Amortization of bond discount                                    48,500         48,500
  (Increase) Decrease in Assets:
    Accounts Receivable                                              19,100       (434,700)
    Inventories                                                    (304,000)       278,800
    Prepaid Expenses                                                    100        (35,200)
    Other assets                                                     17,900         82,400
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                        (92,600)      (214,400)
    Accrued Expenses                                                 (2,100)       (21,200)
    Other Long-Term Liabilities                                     (28,800)       (29,300)
                                                                -----------    -----------
        Net cash provided by/(used in) Operating Activites         (274,000)      (225,600)
                                                                -----------    -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                     (278,600)      (113,100)
  Convertible note receivable from affiliate                                      (125,000)
  Net proceeds from disposition of discontined operations                --      1,535,800
  Issuance of Notes Receivable                                      (25,000)            --
                                                                -----------    -----------
        Net cash  provided by/(used in) Investing Activities       (303,600)     1,297,700
                                                                -----------    -----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                              --      1,543,900
  Repayments of Advances from Factor/
    Demand Notes Payable                                                 --     (1,690,400)
  Borrowings on Long-Term Debt                                           --             --
  Repayments on Long-Term Debt                                     (104,500)      (140,400)
                                                                -----------    -----------
        Net cash provided by/(used in) Financing Activities        (104,500)      (286,900)
                                                                -----------    -----------

Net (decrease) increase in cash and cash equivalents               (682,100)       785,200

Cash and Cash Equivalents:  Beginning of Period                   1,482,300        364,100
                                                                -----------    -----------
Cash and Cash Equivalents:  End of Period                       $   800,200    $ 1,149,300
                                                                ===========    ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                    $   161,500    $   334,274
    Income Taxes                                                        800            800
Supplemental Disclosures of Non Cash Investing
  and Financing Activities
    Note received upon disposition of discontinued operations            --    $   750,000


The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (UNAUDITED)

Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1997, and for the three months and nine months ended February 28, 1998, and February 28, 1997, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

         The results of operations for the three month and nine month periods ended February 28, 1998, are not necessarily indicative of the results to be expected for the full year.

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

     The statements of operations for the three months and nine months ended February 28, 1997 have been restated and the operating results of SCD and FTC are shown separately as part of discontinued operations. The net loss for SCD was $0 and $240,700 on net sales of approximately $700 and $1,626,300 for the three months and nine months ended February 28, 1997, respectively. The net loss for FTC was $27,300 and $61,300 on net sales of approximately $29,000 and $176,600 for the three months and nine months ended February 28, 1997, respectively. During the quarter ended February 28, 1997, the Company recorded a gain on the sale of the secure communications division of $117,000. The total net income/(loss) from discontinued operations was $89,700 and ($185,000) for the three months and nine months ended February 28, 1997, respectively.

Note 3 - Net Income/(Loss) Per Share

   For the quarter ended February 28, 1998, the Company adopted the Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Diluted earnings per share includes approximately 18.8 million shares issuable upon conversion of Convertible Subordinated Debentures issued to the Company's principal shareholder, Rabo Investment Management Ltd. ("Rabo"), formerly Gutzwiller & Partner, AG.

Note 4 - Notes Payable

  At February 28, 1998 and May 31, 1997 convertible debentures initially issued to Rabo have an aggregate principal amount of $9.4 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown, Pennsylvania facility as of February 28, 1998, however, the lender has agreed to waive the violations through May 31, 1998.

Note 5 - Real Estate

       Subsequent to quarter end, on April 3, 1998, the Company completed the sale of its Orlando, Florida facility to an unrelated third party for $625,000. The Company estimates that there will be a gain, net of related expenses, of approximately $170,000 on the sale of the facility. During the past two fiscal years, less than 2% of the Company's sales were manufactured in the Orlando facility, and the Company believes that the Johnstown facility is adequate to meet its current production requirements and has adequate excess capacity to provide for the Company's expected short-term growth.

Note 6 - Notes Receivable

  The Company did not receive as scheduled in December 1997 the $200,000 first installment of the principal due from Cryptek on the $750,000 secured promissory note which formed a portion of the consideration received from Cryptek in the disposition of the Company's secure communications business in December 1996. Representatives of the Company and Cryptek are discussing certain issues relating to that disposition, which Cryptek believes may be relevant to such payment, but the Company does not believe that there is any basis for non-payment. Due to this belief and the fact that the note is secured by certain inventory and fixed assets of Cryptek, the accompanying financial statements at February 28, 1998 do not include a valuation reserve for the Cryptek note.

   The Company has agreed to extend the repayment period for certain outstanding convertible loans totaling $175,000 to Link2It, LLC. Such loans will now be scheduled to mature on January 21, 1999.

Note 7 - Income Taxes

  The Company's estimated effective tax rate for fiscal 1998 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended February 28, 1998, Compared to Three Months Ended
--------------------------------------------------------------------
February 28, 1997
-----------------

Continuing Operations

  Net sales for continuing operations for the three months ended February 28, 1998 were approximately $1.8 million compared to net sales of approximately $1.5 million for the quarter ended February 28, 1997. The increase in sales was due primarily to a increase in demand for the three months ended February 28, 1998 as compared to the same period of the prior fiscal year. The gross margin percentage decreased from 28.6% for the quarter ended February 28, 1997 to 23.8% for the quarter ended February 28, 1998. The decrease was principally because contracts completed in the third quarter of fiscal 1998 resulted in lower margins than those in the corresponding quarter of the prior fiscal year.

   Sales, General & Administrative costs were approximately $365,900 in the third quarter of fiscal 1998 as compared to approximately $333,100 in the third quarter of the prior fiscal year. This decrease was principally due to a decrease in corporate overhead due to the sale of the secure communications business.

   For the three months ended February 28, 1998, the Company had operating income from continuing operations of approximately $9,100 compared to an operating income of $34,400 for the comparable quarter of the prior year. The decrease was due principally to the lower gross margin discussed above.

   Interest expense decreased from $66,900 in the third quarter of fiscal 1997 to $58,600 in the third quarter of fiscal 1998. This decrease occurred principally because the Company factored accounts receivable in the prior fiscal year, but did not factor accounts receivable in the three months ended February 28, 1998.

  The Company's estimated effective tax rate for fiscal 1998 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Discontinued Operations

  The three months ended February 28, 1997 included losses from discontinued operations of Food Technology Corporation totaling $27,300 on net sales of approximately $29,000. During the quarter ended February 28, 1997, the Company recorded a gain on the sale of the secure communications division of $117,000. The total net income from discontinued operations was $89,700 for the three months ended February 28, 1997.

Nine months Ended February 28, 1998, Compared to Nine months Ended
------------------------------------------------------------------
February 28, 1997
-----------------

Continuing Operations

  Net sales for continuing operations for the nine months ended February 28, 1998 were approximately $4.8 million compared to net sales of approximately $6.0 million for the nine months ended February 28, 1997. The decrease in sales was due primarily to a decrease in demand for the nine months ended February 28, 1998 as compared to the same period of the prior fiscal year. The gross margin percentage decreased slightly, from 27.7% for the nine months ended February 28, 1997 to 26.0% for the nine months ended February 28, 1998. The decrease was principally due to the decrease in sales for the corresponding periods.

   Sales, General & Administrative costs were approximately $1,104,900 in the first nine months of fiscal 1998 as compared to approximately $1,198,700 in the first nine months of the prior fiscal year. This decrease was principally due to a decrease in corporate overhead due to the sale of the secure communications business.

   For the nine months ended February 28, 1998, the Company had operating income from continuing operations of $131,200 compared to a operating income of $440,400 for the comparable nine months of the prior year. The decrease was due principally to the decrease in sales and the decrease in the gross profit margin in the first nine months of fiscal 1998 as compared to the corresponding period in the prior fiscal year.

   Interest expense decreased from $268,900 in the first nine months of fiscal 1997 to $186,500 in the first nine months of fiscal 1998. This decrease occurred principally because the Company factored accounts receivable in the first half of the prior fiscal year, but did not factor accounts receivable in the nine months ended February 28, 1998.

Discontinued Operations

The nine months ended February 28, 1997 included losses from discontinued operations totaling $185,000. The net loss in the secure communications division was $240,700 on net sales of approximately $1,626,300, and the net loss for Food Technology Corporation was $61,3000 on net sales of approximately $176,600 for the nine months ended February 28, 1997. During the quarter ended February 28, 1997, the Company recorded a gain on the sale of the secure communications division of $117,000.

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

The Company has suffered recurring losses from operations, and has a net capital deficiency, that raise substantial doubt about the Company's ability to continue as a going concern. However, the operating results for fiscal 1997 and 1998 showed significant improvement over the prior three fiscal years.

There was net income of $9,100 in the third quarter of fiscal 1998, which reduced the net loss to $55,300 for the nine months ended February 28, 1998. The contract backlog has increased from approximately $1.3 million at May 31, 1997 to approximately $1.7 million at February 28, 1998. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins, in order to operate profitably for the remainder of fiscal 1998.

The Company did not receive as scheduled in December 1997 the $200,000 first installment of the principal due from Cryptek on the $750,000 secured promissory note which formed a portion of the consideration received from Cryptek in the disposition of the Company's secure communications business in December 1996. Representatives of the Company and Cryptek are discussing certain issues relating to that disposition, which Cryptek believes may be relevant to such payment, but the Company does not believe that there is any basis for non-payment. Due to this belief and the fact that the note is secured by certain inventory and fixed assets of Cryptek, the accompanying financial statements at February 28, 1998 do not include a valuation reserve for the Cryptek note.

The Company has outstanding debentures originally issued to Gutzwiller & Partner, A.G., now Rabo Investment Management Ltd. ("Rabo"), totaling $9.4 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The factoring agreement with Reservoir was renewed in December 1994, and continues on a month-to-month basis. At February 28, 1998, there was no balance due Reservoir. The Company does not expect to continue to draw on this credit facility, but it is available in the future to alleviate short-term cash requirements.

As of February 28, 1998, the Company had a balance of approximately $800,200 million in cash and cash equivalents. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1998.

Analysis of Cash Flows

Operating activities used approximately $274,000 in cash in the first nine months of fiscal 1998. This reflects a net loss of $55,300 plus $390,400 in cash to fund changes in working capital items, offset by $171,700 in non-cash expenses. The cash used to fund working capital items was principally due to an increase in inventories of $304,000 during the nine months ended February 28, 1998. This increase in inventories was due to the increase in contract backlog on February 28, 1998 as compared to May 31, 1997.

Investing activities used $303,600 in the first nine months of fiscal 1998. The Company acquired property, plant and equipment totaling $278,600, which included approximately $165,100 for hardware and software for an upgraded accounting and MIS system.

Financing activities used $104,500 in the nine months ended February 28, 1998, which was used to repay certain long-term real estate debt.

Item 4 - Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders on January 16, 1998, the following matters were voted on and approved:

1. Richard McConnell was elected as a Class III director for a term expiring in 2000 or until his successor is elected and qualified. 4,670,039 shares of common stock, or 99.1% of the shares voting, voted in favor of Mr. McConnell, and 40,153, or 0.9% of the shares voting, withheld authority to vote for Mr. McConnell. In addition to Mr. McConnell, Larry Heimendinger remained as a Class I director and Marc Cotnoir remained as a Class II director.

2. The Board's selection of BDO Seidman as the Company's independent public accountants for the fiscal year ended May 31, 1998 was ratified. 4,682,625 shares of common stock, or 99.4% of the shares voting, voted in favor of the proposal. 23,104 shares, or 0.5% of the shares voting, voted against and 4,463, or 0.1% of the shares voting, abstained.

                            PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (b) Reports of Form 8-K
                None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENERAL KINETICS INCORPORATED

Date:  April 14, 1998                    /s/ Larry M. Heimendinger
      __________________                 _____________________________
                                         Chairman of the Board
                                         (Principal Executive Officer)

Date:  April  14, 1998                   /s/ Sandy B. Sewitch
      __________________                 ______________________________
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)