Form 10-K
period 1998-05-31
GENERAL KINETICS INC
filed 1998-08-28
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1998               Commission File No. 0-1738

                         GENERAL KINETICS INCORPORATED
             (Exact Name of Registrant as specified in its Charter)

        Virginia                                       54-0594435
(State of Incorporation)                    (IRS Employer Identification No.)

14130-A Sullyfield Circle, Chantilly, VA                 20151
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number                        (703) 802-4848

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

Aggregate market value of the voting stock held by non-affiliates     $ 261,437*
of the Registrant as of August 24, 1998

(*Executive officers, directors, and Registrant's ESOP were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
$.25 par value as of August 1, 1998, was                              6,718,925

                      Documents Incorporated by Reference
                      -----------------------------------

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 1998 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis; the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services, and the risk of a negative outcome in the pending litigation between the Company and Cryptek. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

                                     PART I


ITEM 1 - BUSINESS

(a)      General Development of Business

General Kinetics Incorporated (the "Company" or "GKI"), through its Electronic Enclosure Division (the "EED"), designs and manufactures high-quality precision enclosures for electronic systems, principally for sale to the U.S. Department of Defense and the U.S. Navy.

Over the years the Company has operated a number of diversified businesses. The Company was founded in 1954 and its Common Stock became publicly traded in November 1961.

Beginning in December, 1992, the Company's operations were financed to a significant extent by debt and equity investments made by clients of Gutzwiller & Partner, A.G.("Gutzwiller") or its successor, most recently in 1994. The Company understands that shares of its Common Stock and Convertible Debentures, which in past years have been reported as beneficially owned by Gutzwiller or its successor are held by Gutzwiller or its succesor, as nominee only for various underlying owners, none of which is a beneficial owner of five percent of more of the Company's Common Stock. As of May 31, 1998, clients of Gutzwiller or its successor had invested approximately $3 million in equity, and approximately $9.4 million in convertible debentures.

As of December 5, 1996, GKI completed the sale of its Secure Communications Division ("SCD") to Cryptek Secure Communications, LLC ("Cryptek"), a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. As of May 30, 1997, the Company sold the stock in its wholly owned Food Technology Corporation ("FTC") subsidiary to the former Vice President and general manager of FTC. Both SCD and FTC experienced operating losses during fiscal 1997.

Both SCD and FTC are reflected as discontinued operations to the extent included in the accompanying financial statements.

(b)      Financial Information About Industry Segments

Due to the sale of SCD and FTC subsidiary during fiscal 1997, the Company is currently operating in a single industry segment.

(c)      Narrative Description of Business

ELECTRONIC ENCLOSURE BUSINESS

GENERAL

The Electronic Enclosure Division designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The EED is a manufacturing and engineering services group which produces build-to-print as well as custom engineered products. The EED has manufactured electronics-ready enclosures and mounting systems for over 30 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect electronic systems from shock and vibration sensitive electronic communication and detection equipment. The EED's principal customer for these products is the U.S. Navy which, directly or through its prime contractors, accounted for 91% of the Division's revenues in fiscal year 1998. The EED sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Northrop Grumman, Palomar Products, Lockheed Martin and DRS Laurel Technologies.

STRATEGY

The Company's long-term goals for the EED are to increase market penetration with the Department of Defense, and to expand into the non-government marketplace by targeting build-to-print or engineering design opportunities for enclosures and related products. In addition, the Company has begun efforts to enter the commercial enclosure marketplace by developing a catalog of commercial products and a network of sales representatives. The commercial catalog is expected to become available during fiscal 1999.

Management intends to use its current sales force and build on its reputation for quality to seek to expand sales to the U.S. Navy and other agencies within the government. The Company is attempting to develop a network of new outside sales representatives to help expand its current customer base and is planning to introduce a new commercial catalog for electronic enclosures. Also, the Company is exploring opportunities, using the current sales force and new outside representatives, in the non-government marketplace which has requirements for high end precision enclosures as well as related metal fabrication products. The Company does not expect the non-government marketplace to provide a significant portion of its sales during fiscal 1999.

The Company plans to finance their strategy through cash on hand as of May 31, 1998 and cash flow generated through operations during fiscal 1999.

PRODUCTS

The EED's principal products are enclosures, such as racks and cabinets, consoles, and mounting platforms for sophisticated electronic systems generally made in accordance with specific client requirements. The EED has developed a series of consoles and enclosures to offer as a commercial-off-the-shelf ("COTS") product to be sold to prime contractors for contracts in the defense community that require this type of enclosure. These consoles and enclosures provide an environment that makes it possible to use commercial electronics while meeting the need for combat ready systems.

The EED's production processes cover a wide range of operations, including high volume production using tight tolerance, military-specified engineering requirements. Military specifications for metal fabrication and machinery require geometric dimensioning to and from fabricated areas to datums within ten thousands of an inch (.010) of their true fabricated position, and the machining of parts to a size of plus or minus one thousandth of an inch (.001) of their specified dimension. Furthermore, the EED has in-plant facilities to test for radio frequency interference (R.F. testing) as is required to certify certain products. The EED fabricates metal cabinets and other products from sheet aluminum and steel and other metal components, all of which are readily available from numerous domestic suppliers. The manufactured products must satisfy the close-tolerance specifications of its customers and are subjected to in-house sound testing to ensure that the levels of noise emanating from the enclosures at various frequencies are within customer specifications. The EED's products have high visibility in such programs as AEGIS and other major U.S. Government programs.

As discussed above, the Company is planning to introduce a new catalog of commercial enclosures during fiscal 1999. The Company will attempt to market these products through a network of sales representatives targeting markets such as the broadcast and security industries.

CUSTOMERS

During fiscal year 1998, 1997, and 1996 the EED has sold 91%, 98%, and 99%, respectively, of its products to the U.S. Government, principally the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the EED, unless offset by greater market penetration or new sales to other government and commercial customers. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.

MARKETING AND SALES

The EED currently markets its products through a direct sales force as well as through outside agencies. In fiscal 1999 the EED expects to expand its sales effort, principally through outside agencies contracted as additional sales representatives. The EED also participates in industry trade shows as a means of contacting new and existing customers and introducing new products.

BACKLOG

The EED's contract backlog as of May 31, 1998 and May 31, 1997 was approximately $1.9 million and $1.3 million, respectively.

The EED sells its products pursuant to both long and short-term contracts with scheduled backlog and delivery orders. Amounts are not carried in backlog until the related contracts receive government funding and delivery orders are released to the Company. Once an order is received, production and delivery can be scheduled, but in some instances dates can be delayed by changing government requirements.

COMPETITION

The EED operates in a mature, highly fragmented market with intense competition. The principal elements of competition are price, the ability to deliver product in accordance with major U.S. Government and prime contractor production schedules, technical expertise, quality, and service and support. The Company believes that the EED competes with approximately 25 other manufacturers of electronic enclosures, including, in some instances, major prime contractors, which are also customers of the Company. Many of the EED's competitors have significantly greater financial, marketing and technological resources than the Company.

RESEARCH AND DEVELOPMENT

The Company expensed approximately $59,200 during fiscal 1997, in connection with research and development with respect to the feasibility of potential new products or services, outside of the Company's present operating divisions, principally the new products and services being pursued by Link2It, LLC, in which the Company has an ownership interest. The Company has no further commitment for research and development expenditures related to these products in fiscal 1999. (See Note 2 to the Consolidated Financial Statements)

The Company does not expect the EED to engage in any significant research and development activities during fiscal 1999.

THE U.S. GOVERNMENT PROCUREMENT PROCESS

The majority of the Company's fiscal 1998 revenues from continuing operations were generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Navy. Revenues from these sales represented approximately 91% of the Company's total revenues in fiscal 1998. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience. The Company estimates that substantially all of the EED's fiscal 1998 revenues were derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no terminations for convenience in fiscal 1998. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default any contract awarded to the Company.

In connection with its efforts to compete for U.S. Government business, the Company has enjoyed certain statutory advantages as a consequence of its size, location and the American-made character of its products, which such advantages may not be available to the Company in the future. Although the Company believes that it will continue to qualify under these statutory provisions for the foreseeable future, the Company does not believe that the loss of such status would be likely to have a material adverse effect upon the Company.

The Company's sales to the U.S. Government are subject to numerous other factors beyond the Company's control that apply to other U.S. Government contractors generally, including fluctuations and delays resulting from the appropriations process, the outcome of competitions for contracts, and reductions in levels of military and other agencies' spending.

EMPLOYEES AND LABOR AGREEMENTS

As of May 31, 1998, the Company had 94 employees, all located in the United States. Of the 94 employees, 10 were salaried and 84 were paid hourly. At that date on a Company-wide basis, there were 3 employees in engineering, 2 employees in sales and marketing, 75 employees in manufacturing and assembly operations, and 14 employees in an executive capacity or in finance and administration. 50 of the Company's employees were represented by the International Brotherhood of Electrical Workers union in Johnstown, Pennsylvania, under a five year collective bargaining agreement which will expire on May 31, 1999. The Company considers its employee relations to be good.

The Company has a noncontributory, qualified employee stock option plan ("ESOP") plan covering its nonunion, full-time employees, who are at least 21 years of age. The Company funded its ESOP in April 1991. The shares held by the ESOP were earned as compensation by eligible employees over a five-year period which ended May 31, 1996. The ESOP holds 171,500 shares, or approximately 2.6% of the outstanding Common Stock of the Company.

ENVIRONMENTAL MATTERS

The EED uses limited amounts of hazardous materials in its production process, primarily in the treatment of metal components. All such materials are disposed of by independent certified carriers. The Company believes it operates its facilities in compliance in all material respects with all existing federal, state and local environmental regulations.

In connection with the renegotiation of the mortgage on the Orlando facility during fiscal 1996 an environmental study was undertaken which preliminarily indicated that the ground water might contain contaminants approaching or exceeding regulatory standards, which might be attributable to another company's neighboring facility. That company was notified, conducted a site assessment, and then agreed to bear responsibility for any costs associated with remediation. The neighboring company has indicated that it has completed its monitoring and remediation procedures and contaminant levels are now below the regulatory standards, and that it has reached an agreement with the Florida Department of Environmental Protection. The Company does not believe that it will incur any future costs in this regard. Accordingly, the Company has not recorded any provision for loss with respect to this matter. During fiscal 1998, the Company sold the Orlando facility to an unrelated third party.

Pursuant to the requirements of applicable federal, state, and local statutes and regulations, the Company believes it has received all of the environmental permits and approvals necessary for the operations of its facilities.

SECURE COMMUNICATIONS DIVISION

As of December 5, 1996, GKI completed the sale of SCD to Cryptek, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. The division had been in the business of manufacturing and selling secure facsimile machines and secure local area network products for customers handling classified information. The Division incurred significant operating losses during fiscal 1997 and in each of the prior three fiscal years. Management believed that the resources likely to be involved in returning the division to profitable operations could more effectively be generated and utilized in connection with the development of the EED and other activities. In addition, the $1.75 million in cash proceeds received from the sale of the division at closing provided the Company with operating capital for its continuing business.

The Company did not receive as scheduled in December 1997 the $200,000 first installment of the principal due from Cryptek on the $750,000 secured promissory note (the "Note") which formed a portion of the consideration received from Cryptek in the disposition of the secure communications business. Representatives of the Company and Cryptek were discussing certain issues relating to that disposition, but the Company did not believe that there was any basis for non-payment. Nevertheless, on April 21, 1998 Cryptek filed a lawsuit making certain claims in connection with the disposition. The Company filed an answer responding to those claims and asserting counterclaims against Cryptek on June 22, 1998. See Item 3 - "Legal Proceedings." Due to the current legal matter and Cryptek's financial situation, the accompanying financial statements at May 31, 1998 include a valuation reserve of $441,600 with respect to the Note and the related accrued interest.

FOOD TECHNOLOGY CORPORATION

As of May 30, 1997, the Company sold the stock in its wholly owned FTC subsidiary to the former Vice President and general manager of FTC. FTC is a manufacturer of high-quality texture testing instrumentation for the food industry and optical inspection equipment for the plastics and related industries. The Company decided to exit the Food Technology business primarily because it was a small operation which was not related to the Company's primary business, and which had not experienced any significant growth in recent years.

(d)      FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

The EED does not have any significant foreign operations or export sales.

ITEM 2 - PROPERTIES

The Company maintains its executive offices, in an approximately 7,700 square foot subleased facility in northern Virginia. As part of the sale of the Company's SCD, the Company assigned a lease for approximately 36,800 square feet of space in the building in Chantilly, Virginia which previously housed SCD. The lease for the Chantilly facility requires the Company to pay for its pro rata share of the taxes, insurance, and maintenance. The Company has subleased approximately 7,700 square feet of space from Cryptek on substantially the same terms and conditions as the master lease for its executive offices and the FTC operation. With the sale of FTC, the Company has sub-subleased approximately 2,300 square feet of this space to FTC on substantially the same terms and conditions as the sublease with Cryptek.

Manufacturing facilities for the Company's EED are presently located in a building owned by the Company, a 56,000 square foot industrial manufacturing plant in Johnstown, Pennsylvania. A minor portion of the Johnstown facility is leased to an unrelated third party. The Johnstown facility is subject to a mortgage held by a local banking institution.

During the fourth quarter of fiscal 1998 the Company sold its 38,500 square foot industrial manufacturing plant in Orlando, Florida to an unrelated third party for $625,000. The Company realized a pretax gain of approximately $191,500 on the disposition of the Orlando facility.

During fiscal 1998 and 1997, only approximately 2% of the Company's sales were manufactured in the Orlando facility, and the Company believes that the Johnstown facility is adequate to meet its current production requirements and has adequate excess capacity to provide for the Company's expected short term growth.

During fiscal 1997, the Company sold a 19,000 square foot facility which it owned in Johnstown, Pennsylvania. The building was sold under a lease purchase option to an unrelated third party which had been leasing the building, for approximately $7,500 after credit for lease payments received by the Company.

The Company believes that its present facilities are adequate to meet its current production requirements.

ITEM 3 - LEGAL PROCEEDINGS

On April 21, 1998 Cryptek filed in state court in New York County a Summons and Complaint alleging that the Company made certain false statements to Cryptek in connection with the sale of the Company's secure communications business, and seeking unspecified compensatory damages and $50 million in punitive damages on purported claims of fraud, negligent misrepresentation, breach of contract, indemnification, and breach of the implied covenant of good faith and fair dealing.

On June 22, 1998 the Company served its answer in that action, interposed numerous affirmative defenses, and asserted its own counterclaims against Cryptek for breach of contract, seeking all amounts due from Cryptek on the Note in the amount of $750,000 delivered in connection with the Transaction, and actual, incidental and consequential damages sustained by the Company as a result of Cryptek's breaches.

Management believes that Cryptek's claims are without merit and intends to aggressively pursue its counterclaims. The matter is currently in pretrial discovery.

At the time of Cryptek's failure to pay the first installment of principal due on the Note and thereafter, representatives of the companies discussed certain issues relating to the transaction. In management's view, no specific or persuasive instances of alleged misrepresentation have been identified and no amounts by which Cryptek might claim to have been damaged have been presented. Management notes that no issues in this regard were raised by Cryptek until the Company sought assurances from Cryptek that it would comply with its contractual obligations with respect to the Transaction and until immediately before Cryptek was required to make its first of three mandated principal payments on the Note.

Due to Cryptek's financial situation, its unilateral decision to default on the Note, and the pending litigation, the accompanying financial statements at May 31, 1998 include a valuation reserve of $441,600, with respect to the Note and related accrued interest.

                                    PART II

ITEM 5 - MARKET FOR GKI COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Effective June 1997, the Company's Common Stock, $.25 par value per share, began to be quoted in the Over the Counter ("OTC") Bulletin Board service, under the symbol "GKIN". Prior to that time, the Company's Common Stock traded on the American Stock Exchange ("AMEX") under the symbol "GKI".

The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

Quarter Ended                                      High             Low
-------------                                      ----             ---
OTC BULLETIN BOARD:

May 31, 1998                                       .22             .05
February 28, 1998                                  .22             .03
November 30, 1997                                  .44             .13
August 31, 1998                                    .31             .06


AMEX:

May 31, 1997                                      5/16            1/16
February 28, 1997                                 7/16            3/16
November 30, 1996                                 9/16            3/16

August 31, 1996                                   5/8             3/8


The approximate number of holders of record of the Registrant's Common Stock, $.25 par value, as of August 15, 1998, was 1,018.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

                                       Years ended May 31
-------------------------------------------------------------------
                             1994     1995    1996     1997    1998
                             ----     ----    ----     ----    ----
                             (in thousands, except per share data)
-------------------------------------------------------------------
Income Statement Data:

Net Sales                  $ 7,803  $ 6,420  $7,585   $7,700  $6,739
Cost of sales                7,519    5,438   5,654    5,542   5,013
                           -------  -------  ------   ------  ------
Gross profit                   284      982   1,931    2,158   1,726
Selling, general,
 and administrative
 expenses                    2,693    1,663   1,668    1,470   1,153
Product R&D, and
improvement                      0        0      94       59       0
Provision for Note
 Receivable                      0        0       0        0     442
Write off of acquired
R & D costs                    416        0       0        0       0
Write off of goodwill          862        0       0        0       0
                           -------  -------  ------   ------  ------
Operating income
 (loss)                     (3,687)    (681)    169      629     131
Gain on sale of
 building                     (553)       0       0        0     192
Interest expense, net          710      463     335      336     250
                           -------  -------  ------   ------  ------
Income (loss) from con-
 tinuing operations         (3,844)  (1,144)   (166)     293      73
Income (loss) from dis-
 continued operations         (892)    (419)   (587)    (217)      0
                           -------  -------  ------   ------  ------
Income (loss) before
 extraordinary item         (4,736)  (1,563)   (753)      76      73
Gain from debt
 extinguishment                  0        0       0        0     187
                           -------  -------  ------   ------  ------
Income (loss)
 before income taxes        (4,736)  (1,563)   (753)      76     260

Provision for
 Income taxes                    0        0       0        0       6
                           -------  -------  ------   ------  ------

Net Income/(Loss)          $(4,736) $(1,563) $ (753)  $   76  $  254
                           =======  =======  ======   ======  ======

Basic Earnings Per Share:
 Income (loss) from
  continuing operations       (.69)    (.18)  (.025)     .04     .01
 Loss from discontinued
  operations                  (.16)    (.06)  (.090)    (.03)   .000

Income from extraor-
  dinary item                                  .000      .00     .03
Basic Earnings(loss)
 Per share                    (.85)    (.24)  (.116)     .01     .04
Weighted average common
 shares outstanding          5,543    6,509   6,509    6,659   6,719

Diluted Earnings Per Share:
 Income (loss) from
  continuing operations       (.69)   (.045)  (.004)    .014    .005
 Loss from discontinued
  Operations                  (.16)   (.016)  (.023)   (.008)   .000
 Income from extraor-
  dinary item                  .00      .00    .000     .000    .008
Diluted Earnings(loss)
 Per share                    (.85)   (.061)  (.027)    .005    .013
Weighted average common
 shares and dilutive equi-
 valents outstanding         5,543   25,509  25,509   25,509  24,909

Cash dividends
 per common share                0        0       0        0       0

Balance Sheet and Other Data:

----------------------------------------------------------------------
                                             May 31,
                             1994     1995    1996      1997     1998
                             ----     ----    ----      ----     ----

Working capital            $ 2,084  $ 2,405 $ 2,063   $ 2,070  $ 2,492
Cash                           765      212     364     1,482    1,923
Total assets                 7,812    8,694   7,026     5,334    4,770
Net property, plant
  & equipment                2,121    1,747   1,482     1,249    1,015
Capital
  expenditures                 317      155     188       157      288
Long-term
  liabilities                8,248   10,063  10,092     9,964    9,646
Total Stockholders'
  Deficit                   (3,950)  (5,492) (6,224)   (6,073)  (5,788)
Depreciation and
  amortization                 671      527     500       207      167

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's consolidated statements of income from continuing operations for fiscal years 1996, 1997 and 1998 (each ended May 31), and select items as a percentage of revenue.

                                                      Percent of Revenue
                                                      ------------------
                                              1996          1997          1998
                                              ----          ----          ----

Net sales                                    100.0%        100.0%        100.0%
                                             -----         -----         -----
 Gross profit                                 25.4%         28.0%         25.6%
 Operating expenses                          (22.0%)       (19.9%)       (23.7%)
                                             -----         -----         -----
Operating income (loss)                        2.2%          8.2%          1.9%
Interest expense                              (4.4%)        (4.4%)        (3.7%)
Gain on sale of Orlando Building               0.0%          0.0%          2.8%
Extraordinary item- debt extinguishment        0.0%          0.0%          2.8%
                                             -----         -----         -----
 Net income (loss)                            (9.9%)         1.0%          3.8%
                                             =====         =====         =====


RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

Continuing Operations

Net sales for fiscal 1998 were approximately $6.7 million as compared with $7.7 million for fiscal 1997, representing a decrease of 13.0%. The decrease in volume was primarily attributable to reduced customer demand and increased competition for available Navy programs.

The principal customer for the Enclosure Division's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 91% of the EED's revenues in fiscal year 1998. The Company's sales to the United States government and its prime contractors represented approximately 91% and 98% of total net sales during the Company's fiscal years ended May 31, 1998 and May 31, 1997, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in United States government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States government defense spending in general will not have an adverse effect on sales of the Company's products in the future.

Gross profit for fiscal 1998 was approximately $1.7 million compared with approximately $2.2 million for fiscal 1997, representing a decrease of approximately 22.7%. Gross profit as a percentage of sales decreased from 28.0% in fiscal 1997 to 25.6% in fiscal 1998. Gross profit decreased primarily because the fixed manufacturing overhead had to be distributed over a smaller sales volume. During fiscal 1999, the Company plans to complete the upgrade of its MIS and accounting systems, which the Company expects will provide more timely and accurate information about manufacturing operations.

Operating expenses for fiscal 1998 were approximately $1.6 million compared with $1.5 million for fiscal 1997. During fiscal 1998, operating expenses included a bad debt provision of $441,600, recorded during the fourth quarter, related to the Cryptek note receivable and related accrued interest. This non-recurring expense caused operating expenses as a percentage of net sales to increase from 19.9% in fiscal 1997 to 23.7% in fiscal 1998. Selling, General & Administrative expenses decreased from approximately $1.5 million in fiscal 1997 to approximately $1.2 million in fiscal 1998, principally due to a write off in fiscal 1998 of certain accrued liabilities totaling $336,300.

Other Income

During the fourth quarter of fiscal 1998, the Company sold its Orlando facility, and recognized a pretax gain on the sale of approximately $191,500.

Interest expense decreased from approximately $336,200 in fiscal 1997 to approximately $249,500 in fiscal 1998. The Company has financed its working capital needs with cash flow from operations plus available cash. The decrease was due to reduced borrowings. During fiscal 1998 the Company made no use of its accounts receivable financing facility, which it ultimately cancelled as of May 31, 1998.

Extraordinary Item

In May 1998, the Company repurchased $300,000 of convertible debentures for $100,000 in cash. The gain from the extinguishment of debt was recorded as an extraordinary gain of $186,900, net of bond discount, in the accompanying statement of operations for the year ending May 31, 1998.

Net income after discontinued operations and extraordinary items was $154,400 for fiscal 1998 as compared to $76,100 in fiscal 1997.

Income Taxes

Due to the available net operating loss carryforwards, there was no material income tax expense for fiscal 1998 and 1997, nor were any additional income tax benefits available from the carryback of net operating losses. The Company recorded a provision of $6,000 in 1998 related to alternative minimum tax. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%.

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

Continuing Operations

Net sales for fiscal 1997 for the EED were approximately $7.70 million as compared with $7.58 million for fiscal 1996, representing an increase of 1.5%. The increase was attributable to an increase in volume as a result of an increased sales effort and an increase in customer demand.

The U.S. Navy, directly or through its prime contractors, accounted for 98% of the EED's revenues in fiscal year 1997. The

Company's sales to the United States government and its prime contractors represented approximately 98% and 99% of total net sales during the Company's fiscal years ended May 31, 1997 and May 31, 1996, respectively.

Gross profit for fiscal 1997 was approximately $2.16 million compared with approximately $1.93 million for fiscal 1996, representing an increase of approximately 11.9%. Gross profit as a percentage of sales increased from 25.6% in fiscal 1996 to 28.0% in fiscal 1997. The gross profit increase for the EED was caused primarily by internal efficiencies and improvements in the manufacturing process, improvements in the estimation and bidding process, and targeting contracts which the Company can most efficiently manufacture. The Company began implementing these procedures during fiscal 1995, and the effect of these changes has resulted in improved gross profits over each of the following two fiscal years. During fiscal 1998, the Company plans to upgrade its MIS and accounting systems, which the Company expects will provide more timely and accurate information about manufacturing operations.

Operating expenses for fiscal 1997 were approximately $1.53 million compared with $1.77 million for fiscal 1996, representing a decrease of 15.7%. Operating expenses as a percentage of net sales decreased from 23.2% in fiscal 1996 to 19.9% in fiscal 1997. Selling, General, and Administrative costs were approximately $1.47 million in the fiscal year ended May 31, 1997 compared to approximately $1.67 million in the prior fiscal year. This decrease was in part due to the Company recording a $100,000 increase in its allowance for doubtful accounts in the fourth quarter of fiscal 1996 as a specific reserve for a customer who had experienced financial difficulties. Product Research, Development & Improvement expenses decreased from $93,500 in fiscal 1996 to $59,200 for the fiscal year ended May 31, 1997. These expenses are related to the Company's investment in Link2It, LLC (see Note 16 to the Consolidated Financial Statements), and did not continue in fiscal 1998.

Interest expense increased slightly, from approximately $335,300 in fiscal 1996 to approximately $336,200 in fiscal 1997.

Discontinued Operations

The Company recognized a gain on the sale of the SCD business of $117,000 during fiscal 1997. The Company incurred losses from discontinued operations in both the SCD and the FTC Subsidiary. These losses from discontinued operations totaled $333,800 in fiscal 1997 as compared to $587,100 during fiscal 1996.

There was a net loss from SCD of approximately $240,700 on net sales of approximately $1.6 million from June 1, 1996 through November 30, 1996. During the prior fiscal year, the SCD had a net loss of approximately $585,000 on net sales of approximately $7.3 million. Net sales and net income for the fiscal year ended May 31, 1996 included deliveries totaling $3.2 million on a contract to Bosch Telecom, a supplier of fax machines to the German Government. Deliveries on the contract with Bosch Telecom were substantially complete by April 1996. A provision of $40,000 was made at the time of the sale for future contingencies, including certain legal and administrative expenses, of which $5,000 remained at May 31, 1997.

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

Due to the net losses for fiscal 1996 and the availability of net operating loss carryforwards there was no material income tax provision for fiscal 1996 or 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon internally generated funds, plus cash from sales of two of its operating companies to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. In addition, in the fourth quarter of fiscal 1998, the Company received $625,000 in cash from the sale of the Orlando facility, which improved the Company's short term liquidity.

The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins in order to operate profitably in fiscal 1999. The Company also intends to introduce and market a catalog of commercial enclosures during fiscal 1999 targeting markets such as the broadcast and security industries.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, A.G. totaling $9.1 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

As of May 31, 1998, the Company had cash of approximately $1.9 million. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1999.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The Company did not draw on this facility during fiscal 1998. Since the Company does not expect to draw on the facility during fiscal 1999, the facility was cancelled as of May 31, 1998. The Company believes that similar facilities will be available at lower costs if it becomes necessary in the future to alleviate short-term cash requirements.

The Company expects to spend approximately $50,000 during fiscal 1999 for software, hardware, and consulting services used to update its financial, accounting, and management information systems. There may be further capital expenditures of up to $100,000 required for the implementation of the commercial enclosure product line during the second half of fiscal 1999. Commitments under operating leases, net of sublessee income, amount to $101,600 in fiscal 1999. Current maturities of long term debt, including obligations under capitalized leases, amount to $103,000 in fiscal 1999.

While the Company does not believe that it should be found to have any liability to Cryptek pending litigation between Cryptek and the Company arising out of the 1996 sale of the Company's SCD business, there can be no assurance that the Company will prevail on all issues. There can be no assurance that the Company's liquidity and capital resources might not be materially affected by an negative outcome in such litigation. See Item 3 "Legal Proceedings."

Year 2000
---------

Many existing computer systems and software products, including many used by the Company, accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, the Company's date critical functions may be adversely affected unless these computer systems and software products are or become able to accept four digit entries ("year 2000 compliant").

Subsequent to May 31, 1998, the Company updated its accounting software package to a version that contains modifications intended to make them year 2000 compliant. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications. There was no additional cost to the Company for the accounting software upgrade to be year 2000 compliant. Most other software programs used within the Company are considered to be year 2000 compliant. The Company expects to develop and implement a plan during fiscal 1999 to test year 2000 compliance in all of its systems, and to examine the effect of compliance by major vendors and customers. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company might not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement these modification projects on a timely basis could have a material adverse effect on the Company's operations.

ANALYSIS OF CASH FLOWS

Operating activities provided $399,400 in cash in fiscal 1998. This reflects net income of $254,400 plus $174,500 in cash to fund changes in working capital items plus $725,500 in non-cash expenses, offset by $755,000 in nonrecurring, noncash gains. The cash used to fund working capital items was principally due to an increase in accounts receivable of $450,300 during the fiscal year ended May 31, 1998. This increase in accounts receivable was due to the increase in shipments during the last quarter of fiscal 1998 compared to the corresponding period of fiscal 1997.

Investing activities provided $260,900 in fiscal 1998. Net proceeds from the sale of the Company's Orlando property of $573,600 was offset principally by acquired property, plant and equipment totaling $287,700, which included approximately $165,100 for hardware and software for an upgraded accounting and MIS system.

Financing activities used $219,300 in fiscal 1998, which was used to repay certain bonds payable and long-term real estate debt.

Management believes that inflation did not have a material effect on the operations of the Company during fiscal 1998.

ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits, and adoption of SFAS 132 will not therefore have an effect on reported financial and operating results.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of FASB 133 will have no impact on its financial position or results of operations.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
General Kinetics Incorporated
Chantilly, Virginia

We have audited the accompanying consolidated balance sheets of General Kinetics Incorporated and subsidiary as of May 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 1998. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated and subsidiary as of May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998 in conformity with generally accepted accounting principles.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

                                                    /s/ BDO Seidman, LLP
                                                    ____________________
                                                    BDO Seidman, LLP

Washington, DC
August 14, 1998

                         General Kinetics Incorporated
                          Consolidated Balance Sheets
                          As of May 31, 1998, and 1997

                                                                                      May 31,              May 31,
                                                                                       1998                 1997
                                                                                       ----                 ----
                                          Assets
                                          ------
Assets
Current Assets:
     Cash and cash equivalents                                                    $  1,923,300         $  1,482,300
     Accounts receivable, net of allowance of $208,000                                 560,700            1,011,000
     Inventories                                                                       740,500              649,500
     Prepaid expenses and other                                                          4,900               20,000
     Note Receivable, current                                                                -              200,000
     Note Receivable, affiliate                                                        175,000              150,000
                                                                                  ------------         ------------
     Total Current Assets                                                            3,404,400            3,512,800
                                                                                  ------------         ------------

Property, Plant and Equipment                                                        2,780,800            4,712,100
Less:  Accumulated Depreciation                                                     (1,766,100)          (3,463,100)
                                                                                  ------------         ------------
                                                                                     1,014,700            1,249,000

Note Receivable, less current portion, net of
  allowance of $441,600                                                                350,000              550,000
Other Assets                                                                             1,200               22,100
                                                                                  ------------         ------------
     Total Assets                                                                 $  4,770,300         $  5,333,900
                                                                                  ============         ============

                              Liablilities and Stockholders' Deficit
                              --------------------------------------

Current Liabilities:
     Current maturities of long-term debt                                              103,000              160,300
     Accounts payable, trade                                                           217,400              635,500
     Accrued expenses and other payables                                               591,900              646,600
                                                                                  ------------         ------------
     Total Current Liabilities                                                         912,300            1,442,400
                                                                                  ------------         ------------

Long-Term debt - less current maturities (including
     $8,708,300 and $8,956,400 of convertible debentures)                            9,369,300            9,679,300
Other long-term liabilities                                                            277,100              285,000
                                                                                  ------------         ------------
     Total Long-Term Liabilities                                                     9,646,400            9,964,300
                                                                                  ------------         ------------

     Total Liabilities                                                              10,558,700           11,406,700
                                                                                  ------------         ------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 shares authorized                     1,811,500            1,796,500
         7,245,557 shares issued, 6,718,925 shares outstanding
     Additional Contributed Capital                                                  7,239,400            7,224,400
     Accumulated Deficit                                                           (14,389,100)         (14,643,500)
                                                                                  ------------         ------------
                                                                                    (5,338,200)          (5,622,600)
     Less:
               Treasury Stock, at cost (526,632 shares)                               (450,200)            (450,200)
                                                                                  ------------         ------------
     Total Stockholders' Deficit                                                    (5,788,400)          (6,072,800)
                                                                                  ------------         ------------

     Total Liabilities and Stockholders' Deficit                                  $  4,770,300         $  5,333,900
                                                                                  ============         ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                     Consolidated Statements of Operations
                For the Years Ended May 31, 1998, 1997, and 1996


                                                                     1998                1997               1996
                                                                     ----                ----               ----
Net Sales                                                        $ 6,739,300         $ 7,700,700        $ 7,584,800
Cost of Sales                                                      5,013,600           5,542,300          5,653,500
                                                                 -----------         -----------        -----------
Gross Profit                                                       1,725,700           2,158,400          1,931,300
                                                                 -----------         -----------        -----------

Selling, General & Administrative                                  1,152,600           1,470,100          1,668,100
Provision for Note Receivable                                        441,600                   -                  -
Product Research, Development & Improvement                                -              59,200             93,500
                                                                 -----------         -----------        -----------
Total Operating Expenses                                           1,594,200           1,529,300          1,761,600
                                                                 -----------         -----------        -----------

Operating Income                                                     131,500             629,100            169,700

Gain on sale of Orlando building                                     191,500                   -                  -

Interest Expense                                                    (249,500)           (336,200)          (335,300)
                                                                 -----------         -----------        -----------

Income (loss) from continuing operations                              73,500             292,900           (165,600)

Loss from discontinued operations                                          -            (216,800)          (587,100)
                                                                 -----------         -----------        -----------

Income(loss) before extraordinary item                                73,500              76,100           (752,700)

Extraordinary item -gain from debt extinguishment                    186,900                   -                  -
                                                                 -----------         -----------        -----------
Income (loss) before income taxes                                    260,400              76,100           (752,700)

Provision for income taxes                                             6,000                   -                  -
                                                                 -----------         -----------        -----------
Net Income (loss)                                                $   254,400         $    76,100        $  (752,700)
                                                                 -----------         -----------        -----------

Basic Earnings per Share:

     Earnings (loss) from continuing operations                        $0.01               $0.04            ($0.025)
     Earnings (loss) from discontinued operations                          -               (0.03)            (0.090)
     Earnings from extraordinary item                                   0.03                   -                  -
                                                                 -----------         -----------        -----------
  Basic Earnings (loss) per share                                      $0.04               $0.01            ($0.116)
                                                                       =====               =====            =======
 Weighted Average Number of Common Shares
   Outstanding                                                     6,718,925           6,658,925          6,508,925

Diluted Earnings per Share:

     Earnings (loss) from continuing operations                       $0.005              $0.014            ($0.004)
     Earnings (loss) from discontinued operations                          -              (0.008)            (0.023)
     Earnings from extraordinary item                                  0.008                   -                  -
                                                                 -----------         -----------        -----------
  Diluted Earnings (loss) per share                                   $0.013              $0.005            ($0.027)
                                                                      ======              ======            =======
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                            24,908,925          25,508,925         25,508,925


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                     Consolidated Statements of Stockholder's Equity
                For the Years Ended May 31, 1998, 1997, and 1996


                                                      Additional                                              Total
                                 Common Stock        Contributed   Accumulated    Treasury      Unearned   Stockholders'
                              Shares       Amount      Capital       Deficit        Stock      ESOP Share     Equity
Balance 5/31/95              7,035,557   $1,759,000  $7,466,400   ($13,966,900)   ($450,200)   ($300,000)  ($5,491,700)

Net Loss                                                              (752,700)                               (752,700)

ESOP Compensation                                      (279,500)                                 300,000        20,500

                             ---------   ----------  ----------   ------------    ---------    ---------   -----------
Balance 5/31/96              7,035,557    1,759,000   7,186,900    (14,719,600)    (450,200)           -    (6,223,900)

Net Income                                                              76,100                                  76,100

Issuance of 150,00 shares      150,000       37,500      37,500                                                 75,000
of common stock

                             ---------   ----------  ----------   ------------    ---------    ---------   -----------
Balance 5/31/97              7,185,557    1,796,500   7,224,400    (14,643,500)    (450,200)           -    (6,072,800)

Net Income                                                             254,400                                 254,400

Issuance of 60,000 shares       60,000       15,000      15,000                                                 30,000
of common stock

                             ---------   ----------  ----------   ------------    ---------    ---------   -----------
Balance 5/31/98              7,245,557   $1,811,500  $7,239,400   ($14,389,100)   ($450,200)          $0   ($5,788,400)
                             ---------   ----------  ----------   ------------    ---------    ---------   -----------

The accompanying notes are an integral part of these consolidated statements.

                         General Kinetics Incorporated
                     Consolidated Statements of Cash Flows
                For the Years Ended May 31, 1998, 1997, and 1996

                                                                              1998                   1997                   1996
                                                                              ----                   ----                   ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                         $  254,400            $    76,100            $  (752,700)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                            167,000                207,000                500,400
    Write off of VSLAN Software                                                    -                      -                142,900
    Extraordinary gain on debt extinguishment                               (186,900)                     -                      -
    Gain on disposition of discontinued operations                                 -               (117,000)                     -
    Loss (Gain) on disposal of equipment                                    (218,700)                     -                  1,100
    ESOP compensation                                                              -                      -                 20,500
    Write off of accounts payable                                           (253,700)                     -                      -
    Amortization of bond discount                                             68,700                 64,600                 64,600
    Bad debt provision                                                       441,600                (36,000)               119,600
    Inventory obsolescence (recovery) provision                               35,100               (419,100)               209,800
    Write off of accrued liabilities                                         (82,600)                     -                      -
  (Increase) Decrease in Assets:
    Accounts Receivable                                                      450,300                (28,900)             1,599,900
    Inventories                                                             (126,100)               731,200               (514,700)
    Prepaid Expenses                                                          15,100                  4,900                 44,700
    Other assets - Software Development Costs                                      -                      -               (101,100)
    Other assets                                                             (19,600)               100,600                    900
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                (164,400)              (305,200)              (647,500)
    Accrued Expenses                                                          27,100               (176,800)                62,100
    Other Long Term Liabilities                                               (7,900)                (7,300)                (5,100)
                                                                          ----------            -----------            -----------
        Net cash provided by Operating Activites                             399,400                 94,100                745,400
                                                                          ----------            -----------            -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                              (287,700)              (157,000)              (187,500)
  Net proceeds from sale of property, plant and equipment                    573,600                      -                  4,400
  Issuance of notes receivable                                               (25,000)              (150,000)                     -
  Net proceeds from disposition of discontinued operations                         -              1,672,500                      -
                                                                          ----------            -----------            -----------
        Net cash provided by/(used) in Investing Activities                  260,900              1,365,500               (183,100)
                                                                          ----------            -----------            -----------

Cash Flows from Financing Activities:
  Repayment of bonds payable                                                (100,000)                     -                      -
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                        -              1,543,900              1,639,700
  Repayments of Advances from Factor/
    Demand Notes Payable                                                           -             (1,690,400)            (1,900,200)
  Borrowings on Long Term Debt                                                     -                 13,100                 90,000
  Repayments on Long Term Debt                                              (119,300)              (208,000)              (239,900)
                                                                          ----------            -----------            -----------
        Net cash used in Financing Activities                               (219,300)              (341,400)              (410,400)
                                                                          ----------            -----------            -----------

Net increase in cash and cash equivalents                                    441,000              1,118,200                151,900
Cash and Cash Equivalents:  Beginning of Period                            1,482,300                364,100                212,200
                                                                          ----------            -----------            -----------
Cash and Cash Equivalents:  End of Period                                 $1,923,300            $ 1,482,300            $   364,100
                                                                          ----------            -----------            -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                              $  204,300            $   259,000            $   355,088
    Income Taxes                                                          $      800            $       800            $         -
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
         value of ESOP shares                                             $        -            $         -            $   279,500
    Conversion of notes receivable to common stock                        $   30,000            $         -            $         -
    Note received upon disposition of discontinued operations             $        -            $   750,000            $         -


The accompanying notes are an integral part of the above statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 1998 AND 1997

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

The Company has relied upon internally generated funds, plus cash from sales of two of its operation companies to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. In addition, in the fourth quarter of fiscal 1998, Company received $625,000 in cash from the sale of the Orlando facility, which improved the Company's short term liquidity.

The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts which the Company can complete with favorable profit margins in order to operate profitably in fiscal 1999. The Company also intends to produce and market a catalog of commercial enclosures during fiscal 1999 targeting new markets such as the broadcast and security industries.

The Company has outstanding debentures issued to clients of Gutzwiller & Partner, A.G. ("Gutzwiller"), or its successor totaling $9.1 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

As of May 31, 1998, the Company had a balance of approximately $1.9 million in cash and cash equivalents. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1999.

2. SIGNIFICANT ACCOUNTING POLICIES:

The Company's significant accounting policies are described below.

Principles of Consolidation

The consolidated financial statements include the accounts of General Kinetics Incorporated, and its wholly owned subsidiary.

Cash and Cash Equivalents

The Company classifies all temporary investments purchased with a maturity of less than three months as cash equivalents.

Revenue Recognition and Profit Determination

In the Electronic Enclosure Division (the "EED"), contract revenues, sales, and cost of sales on fixed-price contracts are generally recorded when units are delivered based on the profit rate anticipated on the contracts at completion. The Company's contracts are primarily fixed price. Sales and cost of sales from cost reimbursable and time-and-materials contracts are recognized as costs are incurred. Profits expected to be realized on contracts are based on total sales value and estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of change. Amounts in excess of the agreed-upon contract price for customer caused delays, errors, and change orders are recognized in contract value if it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. Losses on contracts are recorded in full as soon as they become known.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method which requires that deferred tax assets and liabilities be recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The recognition of net deferred tax assets is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Basic and Diluted Earnings Per Share

For fiscal 1998, the Company adopted Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures (see Note 14) and stock options (see Note 15).

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of May 31, 1998, the estimates used in the financial statements are adequate based on the information currently available.

New Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards:

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

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

In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 132 revised employers' disclosures about pension and other postretirement benefit plans but does not change measurement or recognition of those plans. Also, SFAS 132 requires additional information on changes in the benefit obligations and fair values of plan assets. Presently, the Company does not offer postretirement benefits, and adoption of SFAS 132 will not therefore have an effect on reported financial and operating results.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 122 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the Company believes that adoption of FASB 133 will have no impact on its financial position or results of operations.

3. NATURE OF BUSINESS:

After the sale of SCD and FTC during fiscal 1997, the Company has consolidated its operations into a single primary line of business: Electronic enclosures and precision equipment. The EED designs, manufactures, and sells specialty metal products such as precision enclosures and rack mounting systems for the installation of electronics.

4. DISCONTINUED OPERATIONS

During the 1997 fiscal year, the Company disposed of its SCD and its FTC subsidiary.

Management believed that the resources likely to be involved in returning the division to profitable operations could more effectively be generated and utilized in connection with the development of the EED and other activities. In addition the $1.75 million in cash proceeds received from the sale of the division provided the Company with operating capital for its continuing business. The Company decided to exit the FTC business primarily because it was a small operation which was not related to the Company's primary business, and it had not experienced any significant growth in recent years.

The following table summarizes the revenues and earnings (loss) from these operations, including the gain on the sale of SCD.

                                                      (in thousands)

                                                  1996              1997
                                                  ----              ----

Net sales:
  SCD                                            $7,253            $1,626
  FTC                                               530               200

Income/(loss) from discontinued operations:
  SCD                                              (587)             (241)
  FTC                                                (0)              (93)
Gain on sale of SCD                                                   117
Net income/(loss) from discontinued
 Operations                                        (587)             (217)
Loss per share from discontinued operations
                                                  ($.09)            ($.01)


SALE OF THE SECURE COMMUNICATIONS BUSINESS

         As of December 5, 1996, GKI completed the sale of its secure communications business to Cryptek, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P.

         In the transaction, GKI received $1.75 million in cash, a $750,000 secured promissory note (the "Note") payable over three years (bearing interest at 1% over the prime rate) and $1.5 million face amount of 6% convertible preferred equity of the Purchaser which must be redeemed by Cryptek within five years (unless previously converted). Such preferred equity interest is convertible, at GKI's option, into 4.2% of the regular membership interests in the Purchaser on a diluted basis. Cryptek also assumed certain liabilities related to the secure communications business, subject to the terms and conditions of the agreement of sale. The cash proceeds from the sale were offset by estimated disposal costs and a provision for operating losses during the phase out period of approximately $214,200. The foregoing summary is not a complete description of the terms and conditions of the reported transaction; reference is made to the copy of the agreement between Cryptek and GKI attached as Exhibit 2.1 to GKI's Form 8-K dated December 20, 1996. Such summary is qualified in all respects by such reference.

                  The consideration received by GKI for its secure communications business was determined in arms-length negotiations with Cryptek. GKI is not aware of any material relationship between it or any of its directors and officers, or between any affiliate or the directors or officers of any affiliate andCryptek, that existed at the date of the disposition.

         Operating results of SCD for the fiscal year ended May 31, 1997 and 1996 are shown separately as part of discontinued operations in the accompanying statements of operations. Net sales of SCD for the period ended December 5, 1996 and the fiscal year ended May 31, 1996 were approximately $1.6 million and $7.3 million, respectively. The net losses for the division for the period ended December 5, 1996 and the fiscal year ended May 31, 1996 were approximately $240,700 and $586,700, respectively. These amounts are included as a discontinued operation in the accompanying statement of operations.

         Assets and liabilities of SCD consisted of the following at December 5, 1996 and May 31, 1996:

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

          The Company did not receive as scheduled in December 1997 the first installment of $200,000 due from Cryptek on the $750,000 Note which formed a portion of the consideration received from Cryptek in the disposition of the secure communications business. Representatives of the Company and Cryptek were discussing certain issues relating to that disposition, but the Company did not believe that there was any basis for non-payment. Nevertheless, on April 21, 1998 Cryptek filed a lawsuit making certain claims in connection with the disposition. The Company filed an answer responding to those claims and asserting counterclaims against Cryptek on June 22, 1998 (See Note 12). Because of Cryptek's financial situation, its unilateral decision to default on the Note, and the pending litigation, the accompanying financial statements at May 31, 1998 include a valuation reserve of $441,600, with respect to the Note and related accrued interest.

SALE OF FOOD TECHNOLOGY CORPORATION

         As of May 30, 1997, GKI completed the sale of all of its shares of stock in its FTC subsidiary to the former Vice President and general manager of FTC.

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

         Operating results of the FTC for the fiscal years ended May 31, 1997 and 1996 are shown separately as part of discontinued operations in the accompanying statement of operations. Net sales of FTC for the fiscal years ended May 31, 1997 and 1996 were approximately $.2 million and $.5 million, respectively. The losses for the division for the fiscal years ended May 31, 1997 and 1996 were approximately $93,100 and $400, respectively. These amounts are included in discontinued operations in the accompanying statement of operations.

         Assets and liabilities of FTC consisted of the following at May 31, 1997:

                                           May 31, 1997
                                           ------------

Accounts receivable                          $ 13,726
Inventories                                   153,693
Property, plant and Equip.                      1,634
                                             --------
         Total assets                         169,053
                                             --------
Accounts payable                               18,854
Accrued expenses                               13,057

         Net assets sold                     $137,142
                                             ========



         The Company did not realize any gain or loss on the sale of FTC.

5. CREDIT RISK

For the years ended May 31, 1998, 1997, and 1996, the Company's net sales to the U.S. government and/or subcontractors accounted for 91%, 98%, and 99%, respectively, of consolidated net sales. A substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in department of defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's EED business is intense as it primarily operates in a mature industry. The Company's uncollectible receivables have historically not been material. The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality institutions.

6. INVENTORIES

Inventories consist of the following:

                                                    May 31,
                                        -------------------------------
                                        1998                       1997
                                        ----                       ----

Work in process                      $ 675,000                  $ 539,300
Raw materials                          327,400                    396,300
Inventory reserve                     (261,900)                  (286,100)
                                     ---------                  ---------
          Total                        740,500                    649,500
                                     =========                  =========

Work in process represents actual production costs, including manufacturing overhead incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributed to units delivered are based on the estimated average cost of all units expected to be produced under multiunit orders. Work in process is reduced by charging any amounts in excess of estimated net realizable value to cost of sales as soon as they become known.

7. PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following on May
31:

                                               1998               1997
                                               ----               ----

Machinery and equipment                     $1,172,600         $2,060,700

Buildings and improvements                     908,700          1,747,900

Furniture and fixtures                         613,000            715,100

Transportation equipment and other              86,500             88,400

Land                                                 0            100,000
                                            ----------         ----------
                                             2,780,800          4,712,100
  Less- Accumulated depreciation and
     amortization                            1,766,100          3,463,100
                                            ----------         ----------

     Net property, plant and equipment      $1,014,700         $1,249,000
                                            ==========         ==========

Depreciation expense for the years ended May 31, 1998, 1997, and 1996 was $167,000, 447,700, and $526,000, respectively.



8. DISPOSTION OF ORLANDO FACILITY

During the fourth quarter of fiscal 1998 the Company sold its 38,500 square foot industrial manufacturing plant in Orlando, Florida to an unrelated third party for $625,000. The Company realized a pretax gain of approximately $191,500 on the disposition of the Orlando facility.

During fiscal 1998 and 1997, approximately 2% of the Company's sales were manufactured in the Orlando facility, and the Company believes that the Johnstown facility is adequate to meet its current production requirements and has adequate excess capacity to provide for the Company's expected short term growth.

9. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consists of the following on May 31:

                                         1998               1997
                                         ----               ----


Employee vacations                      184,500           176,600

Salaries and wages                       56,100            57,600

Other                                   351,300           412,400
                                       --------          --------
                                       $591,900          $646,600
                                       ========          ========

10. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:

                                             1998                  1997
                                             ----                  ----

Subordinated Debt Originally Issued for
Clients of Gutzwiller and Partner, A.G.
---------------------------------------

1994 Convertible Subordinated
Debentures                                 9,095,000            9,425,000


     Other
     -----

Real estate mortgage
collateralized by first deed of
trust and security interest in
certain real property. Payable
in 180 equal installments
through November 2006, plus
interest at prime plus 1.0%
(9.25% at May 31, 1998).                     717,000              774,700

Bond payable collateralized by
a first deed of trust and
security interest in real and
personal property. Payable in
monthly installments of
$10,000, including principal
and interest at 68% of prime
plus two points (7.78% at May
31, 1998).                                         0               57,400

Other notes payable and
capitalized leases with
interest rates between 7% and
15.7% at May 31, 1998, and
approximate monthly aggregate
payments of $8,800.                           47,000               51,100
                                          ----------          -----------
                                          $9,859,000          $10,308,200

       Less: Current Maturities             (103,000)            (160,300)
       Unamortized discount on
        Debentures                          (386,700)            (468,600)
                                          ----------          -----------
 Long-term debt                           $9,369,300          $ 9,679,300
                                          ==========          ===========

The amount of unamortized discount on Convertible Debentures originally issued to clients of Gutzwiller and its successor at May 31, 1998, is as follows:

                             Face              Unamortized            Carrying
                          Amount Due            Discount               Amount
                          ----------            --------               ------

Convertible Debentures    $9,095,000            $386,700             $8,708,300

In connection with the restructuring of the debt, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The total amount of discount amortization for the years ending May 31, 1998 and 1997 was $81,800 and $64,700, respectively.

During fiscal 1998 there were two transactions involving the convertible debentures. In August 1997, $30,000 of convertible debentures were converted to 60,000 shares of common stock. In May 1998, the Company repurchased $300,000 of convertible debentures for $100,000 in cash. The gain from the extinguishment of debt was recorded as an extraordinary gain of $186,900, net of bond discount, in the accompanying statement of operations for the year ending May 31, 1998.

The convertible debentures mature in 10 years (2004), are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable in arrears at maturity. The conversion feature of the financing was approved by the shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the convertible debentures. Shares issuable upon conversion of such convertible debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Other Real Estate Mortgage Loans

The Company has a real estate mortgage agreement on the Company's Johnstown facility that contains certain covenants which include restrictions on capital expenditures and dividend payments and a requirement that the Company maintain certain financial ratios (including minimum tangible net worth and total liabilities to tangible net worth). The Company was in violation of certain loan covenants as of May 31, 1998; however, the lender has agreed to waive the violations through May 31, 1999.

Additionally, the above real estate mortgage agreement contains a subjective covenant which could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

During fiscal 1998 the Company repaid its real estate mortgage on the Company's Orlando facility, and subsequently sold the facility to an unrelated third party.

Future principal maturities of debt are as follows:

     Year Ending
       May 31,

       1999                                                 103,000
       2000                                                  66,200
       2001                                                  69,900
       2002                                                  76,700
       2003                                                  84,000
       Thereafter                                         9,459,200
                                                         ----------
                                                         $9,859,000
                                                         ==========

11. INCOME TAXES:

Due to the available net operating loss carryforwards, there was no material income tax expense for fiscal 1998 and 1997, nor were any additional income tax benefits available from the carryback of net operating losses. The Company recorded a provision of $6,000 in 1998 related to alternative minimum tax. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 1998, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended May 31, 1998, 1997, and 1996, is as follows:

                                            1998            1997         1996
                                            ----            ----         ----

Tax provision (benefit) at
 statutory rates                         $  89,000       $  26,000    $(256,000)

Non deductible related party
 interest expense                           95,000          95,000       95,000

Generation (utilization) of net
  operating loss carryforward             (178,000)       (121,000)     161,000
                                         ---------       ---------    ---------
                                         $   6,000               -            -
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

Principal items comprising deferred income tax assets and liabilitities, at May 31, are as follows:

                                                  1998        1997
                                                  ----        ----

Net operating loss carryforward              $ 3,162,000 $ 3,852,000
R & D and other credit carryforwards             148,000     148,000
Purchased R & D costs                            (46,000)    123,000
Inventory reserves                               105,000      96,000
Allowance for doubtful accounts                   79,000      79,000
Excess financial statement depreciation         (138,000)    120,000
Accrued Vacations                                 70,000      67,000
Other accrued liabilities                          8,000      17,000
Excess gain on sale of SCD                             -      69,000
Accrued professional fees                         79,000      52,000
Allowance for Note Receivable                    190,000           -
Deferred compensation                            150,000     108,000
                                             ----------- -----------
Total deferred tax assets                    $ 3,807,000 $ 4,731,000

 Valuation allowance                          (3,807,000) (4,731,000)
                                             ----------- -----------
                  Net deferred tax asset               -           -
                                             =========== ===========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 1998, the Company has NOL carryforwards for Federal and state income tax reporting purposes of approximately $10,501,000, which expire at various dates through 2010. The Company has research and development, and other credit carryforwards for Federal income tax reporting purposes of approximately $389,000.

12. COMMITMENTS AND CONTINGENCIES:

Leases:

As part of the sale of the business of the Company's SCD, the Company assigned a lease for approximately 36,800 square feet of space in the building in Chantilly, Virginia which previously housed SCD. The lease for the Chantilly facility requires the Company to pay for its pro rata share of the taxes, insurance, and maintenance. The Company has subleased approximately 7,700 square feet of space from Cryptek on substantially the same terms and conditions as the master lease for its executive offices and the FTC operation. With the sale of FTC, the Company has sub-subleased approximately 2,300 square feet of this space to Food Technology Corporation on substantially the same terms and conditions as the sublease with Cryptek. The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2001.

At May 31, 1998, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

     Year Ending
       May 31,

        1999                                     $ 52,700
        2000                                       54,000
        2001                                       47,300
        2002                                        4,600
                                                 --------
                                                  158,600

        Less-sublease
        income (through
        May 31, 1999)                              57,000
                                                 --------
                                                 $101,600
                                                 ========

Amounts charged to operations for operating leases amounted to $53,300, $119,200, and $228,800 for the years ended May 31, 1998, 1997 and 1996, respectively. These amounts were offset by annual sublease income of approximately $31,700, $35,100, and $49,000, respectively.

Cryptek Lawsuit
---------------

On April 21, 1998 Cryptek filed in state court in New York County a Summons and Complaint alleging that the Company made certain false statements to Cryptek in connection with the sale of the Company's secure communications business, and seeking unspecified compensatory damages and $50 million in punitive damages on purported claims of fraud, negligent misrepresentation, breach of contract, indemnification, and breach of the implied covenant of good faith and fair dealing (See Note 4).

On June 22, 1998 the Company served its Answer in that action, interposed numerous affirmative defenses, and asserted its own counterclaims against Cryptek for breach of contract, seeking all amounts due from Cryptek on the promissory note in the amount of $750,000 ("the Note") made in connection with the Transaction, and actual, incidental and consequential damages sustained by the Company as a result of Cryptek's breaches.

Management believes that Cryptek's claims are without merit and intends to aggressively pursue its counterclaims. The matter is currently in pretrial discovery.

At the time of Cryptek's failure to pay the first installment of principal due on the Note and thereafter, representatives of the companies discussed certain issues relating to the transaction. In management's view, no specific or persuasive instances of alleged misrepresentation have been identified and no amounts by which Cryptek might claim to have been damaged have been presented. Management notes that no issues in this regard were raised by Cryptek until the Company sought assurances from Cryptek that it would comply with its contractual obligations with respect to the Transaction and until immediately before

Cryptek was required to make its first of three mandated principal payments on the Note.

Because of Cryptek's financial situation, its unilateral decision to default on the Note and the pending litigation, the accompanying financial statements at May 31, 1998 include a valuation reserve of $441,600, with respect to the Note and related accrued interest.

13. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 1998.

Defined Contribution Plans

The Company has a defined contribution plan covering its union employees. Total related pension expense charged to income was approximately $66,900, $58,300, and $56,500, in fiscal 1998, 1997 and 1996, respectively. The plan, as required by a union contract, requires the Company to make an annual contribution equal to 5 percent of the individual union employee's earned wages.

In 1992, the Company adopted a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses charged to income were approximately $9,100, $17,400, and $25,400, for fiscal years 1998, 1997 and 1996, respectively.

Employee Stock Ownership Plan ("ESOP") and Trust Agreement

The Company has a noncontributory, qualified ESOP plan covering its nonunion, full-time employees, who are at least 21 years of age. On April 19, 1991, the Company funded the ESOP through a borrowing with its principal bank in the amount of $1,500,000. The ESOP used the proceeds of a $1,500,000 loan from the Company to purchase approximately 171,500 newly issued common shares of the Company. The shares are shown as outstanding in the consolidated balance sheet. These shares were earned and allocated to eligible employees over a five-year period. As of May 31, 1997, all of the shares have been earned and allocated. The related receivable from the ESOP was reflected as a reduction of stockholders equity in the accompanying financial statements as the receivable was reduced by company contributions to the ESOP.

Deferred Compensation Retirement Plan

The Company has an unfunded deferred compensation plan under which it is committed to provide two retired officers and one surviving spouse of a retired officer with joint and survivor's lifetime annuity payments, beginning upon retirement at age 65. The lifetime annuity provides the retired officer with an annual stipend of 16 percent of base salary at the time of retirement. Upon the officer's death, a surviving spouse is entitled to receive one-half of that amount for such spouse's lifetime. The Company provides, on an annual basis, for anticipated payments under this plan, using an average discount rate of 10 percent and the most recent life expectancy of each individual covered.

Compensation related to this plan totaled approximately $30,400, $38,400, and $38,400, in fiscal 1998, 1997 and 1996, respectively. As of May 31, 1998, 1997 and 1996, deferred compensation recorded in the consolidated balance sheets was approximately $277,100, $285,400, and $292,300, respectively, and was all attributable to retirees currently receiving benefits.

14. EARNINGS PER SHARE:

The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", at May 31, 1998 SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. The 1997 earnings per share amount has been restated in accordance with SFAS No. 128. Earnings per share have been computed using the weighted average number of common shares outstanding.

FOR THE YEAR ENDED                                May 31, 1998

                                   Income            Shares            Per Share
                                 (Numerator)      (Denominator)          Amount
                                 -----------      -------------          ------
BASIC EPS

Net Income                         $254,400          6,718,925           $0.04

Effect of Dilutive
 Securities:
  Convertible debentures             58,900         18,190,000

DILUTED EPS

Income available to
 Common Stockholders
+assumed conversions               $313,300         24,908,925           $0.01


FOR THE YEAR ENDED                                May 31, 1997

                                   Income            Shares            Per Share
                                 (Numerator)      (Denominator)          Amount
                                 -----------      -------------          ------
BASIC EPS

Net Income                         $ 76,100          6,658,925           $0.01

Effect of Dilutive
 Securities:
  Convertible debentures             58,900         18,850,000

DILUTED EPS

Income available to
 Common Stockholders
+assumed conversions               $135,000         25,508,925           $0.005

Options to purchase 645,277 shares of common stock were outstanding during the year but were not included in the computation of diluted EPS because the options' exercise price was greater that the average market price of common shares.

15. STOCK OPTIONS:

The Company has six incentive stock option plans under which stock options may be granted. The Company has reserved 2,100,000 common shares for issuance under these plans. Under all six plans, options are granted for periods up to ten years and at the fair market value at the date of grant. Canceled options become available for grant upon cancellation.

The 1989 Stock Option Plan was approved by the stockholders on November 30, 1989. Under the 1989 plan, of the 150,000 options available, 7,250 options, net of cancellations, have been granted at an average exercise price of $7.00. No options were exercised under this plan during the past three fiscal years. There are 7,250 outstanding options under this plan as of May 31, 1998.

The 1990 Stock Option Plan was approved by the stockholders on November 13, 1990. Under the 1990 plan, 100,000 options are available for grant. There are no options outstanding under this plan, as of May 31, 1998. No options were exercised under this plan during the prior three fiscal years.

The 1991 Stock Option Plan was approved by the stockholders on November 19, 1991. Under the 1991 plan, 375,000 options are available for grant through November 18, 2001, with no more than 125,000 options granted in any one fiscal year. There are 47,250 options outstanding, net of cancellations, of which 47,250 are exercisable at May 31, 1998 at an average exercise price of $.7675.

The Company adopted the 1991 Nonemployee and Directors Stock Option Plan on November 19, 1991. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 100,000 shares of the Company's common stock. Options may be granted through November 18, 2001. As of May 31, 1998, there are no options outstanding.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year. At May 31, 1998 there are 38,277 options, net of cancellations, outstanding, of which 38,277 are currently exercisable at an average price of $.5135.

The 1994 Nonemployee and Directors Stock Option Plan was approved by stockholders on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company's common stock. Options may be granted through October 28, 2004. There were 37,500 options granted under this plan during the fiscal year ended May 31, 1998 at an exercise price of $.06 per share. There were 170,833 options granted under this plan during fiscal year 1995 at an exercise price of $.67 per share.

Additionally, 358,333 incentive stock options were granted to nonemployee directors during 1995 at an exercise price of $.6875. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. There are a total of 552,500 options outstanding, of which 145,000 are exercisable at May 31, 1997 at an average exercise price of $.657.

A summary of the option plans is as follows for the years ended May 31 :

                                              1998                      1997                      1996
                                              ----                      ----                      ----
Options outstanding June 1,                  645,277                   799,193                   756,166
  Granted                                     37,500                    32,500                    70,777
  Exercised                                        0                         0                         0
  Canceled                                    (3,250)                 (186,416)                  (27,750)
                                        ------------              ------------              ------------
Options outstanding at end of period         679,527                   645,277                   799,193
                                        ------------              ------------              ------------
Options exercisable at end of period         660,777                   237,777                   341,333
                                        ============              ============              ============
Options available for grant                1,390,473                 1,424,723                 1,300,807
                                        ============              ============              ============
Exercise price range of
  options granted                         $.13 - .29              $        .06              $  .38 - .56
                                        ============              ============              ============

Price range of options Exercised                   -                         -                         -
                                        ============              ============              ============
Exercise price range of
  Outstanding options                   $.06 - $7.00              $.06 - $7.00              $.38 - $7.00
                                        ============              ============              ============

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. For SFAS 123 purposes, the weighed average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 5.77% and 6.45% and expected volatility of 50% for the years ended May 31, 1998 and 1997, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.05 and $.46 for fiscal 1998 and 1997, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation expenses based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                        1998           1997
                                      -----------------------

Net Income:
         As reported                  $254,400       $76,100
         Pro forma                     251,900        61,277

Basic Earnings per share:
         As reported                  $    .04       $   .01
         Pro forma                    $    .04       $  .009

Diluted Earnings per share:
         As reported                  $    .01       $  .003
         Pro forma                    $    .01       $  .002


16. RELATED PARTY TRANSACTIONS

During fiscal 1996 and 1997, Square Systems, Corp., whose president, Richard J. McConnell, is a director of the Company, provided consulting services to the Company in connection with its work with respect to certain research and development activities. Total charges to the Company for these consulting services were approximately $123,500 through May 31, 1997. Of that amount, $30,000 was attributable to software development work in connection with a facsimile product of the Company's Secure Communications Division, and the balance was attributable to work in connection with a contemplated joint venture with Link2It, LLC ("Link2It"), a company formed by Larry M. Heimendinger and Mr. McConnell. An additional $59,200 was charged to the Company by Square Systems during fiscal 1997, between June 1 and December 31, 1996, which was attributable to work in connection with Link2It. Additional funds advanced by the Company in that connection include payments of $14,300 to third parties and certain Company expenses allocated to the new venture totaling approximately $38,500.

In consideration of, among other things, the foregoing amounts advanced by the Company through January 21, 1997, in the total amount of approximately $205,500, the Company received a common membership interest in Link2It representing 10% of the total and a convertible preferred membership interest in Link2It with a face amount of $112,500 convertible into 9% of the total membership interests (subject to adjustment under certain circumstances as described below). In addition, the Company provided Link2It with $150,000 reflected in convertible promissory notes due one year from the date of issuance and bearing interest at 9 _% per annum. An additional $100,000 (of which $25,000 has been released to date) was provided to become available upon the satisfaction of certain agreed upon conditions. In January 1998, the Company extended the due date of all of the promissory notes to January 21, 1999 and, among other things, its obligation to fund additional amounts was terminated. In each case, Link2It's obligation with respect to advances from the Company is evidenced in a convertible promissory note convertible into additional common membership interests in Link2It at the rate of 1% of the aggregate interests for each $12,500 principal amount of the note so converted (subject to adjustment under certain circumstances described below). In the event of further investment in Link2It by independent third-party investors the conversion price at which both the note and the preferred membership interest described above are convertible into common membership interests in Link2It shall be subject to adjustment to such lesser percentage as the principal or face amount so converted could have then purchased at a purchase price proportionate to the lowest price actually paid for membership interests by such an independent third-party investor less a discount of 15%. Prior to such an adjustment, the Company's aggregate common membership interest in Link2It, assuming advances in the total amount available, and conversion in full of both the promissory notes evidencing such advances and its preferred membership interest, would represent 39% of the total.

Link2It is engaged in the development of certain proprietary products and services in the area of telecommunications and facsimile transmission. Link2It has announced that it plans to introduce a line of products that will enable organizations to integrate their standard fax machines into corporate network environments, intranets, and the Internet.

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

As discussed in Note 3 above, the Company sold all of its stock in its FTC subsidiary as of May 30, 1997 to the former Vice President and general manager of FTC.

17. SEGMENT INFORMATION:

Due to the sale of SCD and FTC discussed above, as of May 31, 1998, the Company operates as a single business segment.

18. MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires all entities to disclose the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents generally approximate market values because of the short maturity of these instruments. The Company has estimated the fair value of bonds payable based on the present value using interest rates of similar debt instruments.

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                                               (000's)
                               May 31, 1998              May 31, 1997
                               ------------              ------------
                           Carrying   Estimated      Carrying    Estimated
                            Amount   Fair Value       Amount    Fair Value

Bonds Payable              $(9,095)   $(3,414)       $(9,425)    $(3,123)

18. FOURTH QUARTER ADJUSTMENTS

During the fourth quarter ended May 31, 1998, the Company recorded a valuation allowance related to a note receivable and the associated accrued interest of $441,600, and reduced certain accrued liabilities by $336,300, all of which had the effect of reducing net income by $105,300 or $.02 per share.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                    PART III

The information required by Part III (Items 10 through 13) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 1998 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                  Included in Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of May 31, 1998 and 1997

                  Consolidated Statements of Operations for the years ended May 31, 1998, 1997 and 1996

                  Consolidated Statements of Stockholders' Deficit for the years ended May 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows for the years ended May 31, 1998, 1997 and 1996

                  Notes to the Consolidated Financial Statements

         2. Financial Statement Schedule Included in Part IV of this report:

                  Financial Statements and Supplementary Data for the years ended May 31, 1998, 1997, and 1996:

                  Schedule II - Schedule of Valuation and Qualifying Accounts

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1998.

(c)      Exhibits


Exhibit Number             Description                                                     Note No.
--------------             -----------                                                    ---------
        2.1                Agreement between GKI and Link2It, L.L.C. dated as of            (17)
                           January 21, 1997



        3.1                Articles of Incorporation                                         (1)

        3.2                Articles of Incorporation, as amended at the Annual               (7)
                           Meeting of GKI shareholders on November 19, 1991

        3.3                Articles of Incorporation, as amended at the Annual              (16)
                           Meeting of GKI shareholders on October 28, 1994

        3.4                By-Laws                                                           (1)

        3.5                By-Laws, as amended at a Board of Directors meeting on            (7)
                           September 24, 1992

        3.6                By-Laws, as amended at a Board of Directors meeting on           (12)
                           March 2, 1994

        3.7 By-Laws, as amended at a Board of Directors meeting on January 19, 1995

        4.1                Agreement by and between GKI and Gutzwiller & Partner, A.G.,      (7)
                           dated October 20, 1992, and a letter of clarification
                           regarding such agreement from Edward J. Stucky to David A.
                           Shaw, dated October 23, 1992

        4.2                Form of Convertible Subordinated Debentures Issued to             (8)
                           Gutzwiller & Partner, A.G., on December 14, 1992 with an
                           effective date of October 20, 1992

        4.3                Form of 4% Subordinated Debentures, Series A, due March           (9)
                           30, 1994

        4.4                Form of 4% Subordinated Debentures, Series B, due March           (9)
                           30, 1995



        4.5                Form of 4% Subordinated Debentures, Series C, due August          (9)
                           15, 1994

        4.6                Form of Convertible Debentures Issued to Gutzwiller &            (14)
                           Partner, A.G., dated August 14, 1994.

       10.1*               1988 Stock Option Plan                                            (2)

       10.2                Agreement and Plan of Merger
                           and Reorganization dated

                           August 31, 1990                                                   (1)

       10.3*               1991 Executive Bonus Plan                                         (5)

       10.6*               1991 Stock Option Plan                                            (4)

       10.7*               1991 Nonemployee and Directors Stock Option Plan                  (4)

       10.8*               401(k) Retirement, Investment & Savings Plan                      (7)

       10.9*               1989 Stock Option Plan                                            (5)

       10.10*              1990 Stock Option Plan                                            (5)

       10.11*              1994 Stock Option Plan                                           (15)

       10.12*              1994 Nonemployee and Directors Stock Option Plan                 (15)

       10.13               Verdix Asset Purchase Agreement dated October 1, 1993            (10)

       10.14               Amendment to Verdix Asset Purchase Agreement dated               (11)
                           January 26, 1994



       10.15               Asset Purchase Agreement between General Kinetics                (18)
                           Incorporated and Cryptek Secure Communications, LLC, a
                           Delaware limited liability company, dated as of November
                           1, 1996

       16.0                Letter re Change in Certifying Accountants                        (3)

       16.1                Letter re Change in Certifying Accountants                       (13)

       21.1                List of Subsidiaries                                             (16)

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

(d)      Schedules

                                                                     Schedule II

                         General Kinetics Incorporated
                 Schedule of Valuation and Qualifying Accounts
                For the Years Ended May 31, 1998, 1997, and 1996

                                               Balance at          Charged to          Charged to                      Balance at
                                              beginning of          costs and             other                          end of
         Description                             period             expenses            accounts        Deductions       period
         -----------                             ------             --------            --------        ----------       ------
FOR THE YEAR ENDED MAY 31, 1998

Inventory Reserve                                286,100              60,000           (84,200)               0           261,900

Allowance for doubtful accounts                  208,000                   0                 0                0           208,000

Note Receivable Reserve                                0             441,600                 0                0           441,600


FOR THE YEAR ENDED MAY 31, 1997

Inventory Reserve                                614,800              60,000          (388,700)               0           286,100

Allowance for doubtful accounts                  249,700              40,000           (81,700)               0           208,000


FOR THE YEAR ENDED MAY 31, 1996

Inventory Reserve                                405,000             209,800                 0                0           614,800

Allowance for doubtful accounts                  181,400             119,600           (51,300)               0           249,700

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         GENERAL KINETICS INCORPORATED

By:       /s/ Larry M. Heimendinger
          _________________________
          Larry M. Heimendinger, Chairman of the Board
          (Principal Executive Officer)

Date:     August 28, 1998
          _______________

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry M. Heimendinger 8/28/98   /s/ Sandy B. Sewitch 8/28/98
_________________________________   ____________________________
Larry M. Heimendinger,      Date    Sandy B. Sewitch,      Date
Chairman of the Board               Chief Financial Officer
(Principal Executive Officer)       (Principal Accounting Officer
                                      and Principal Financial
                                      Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and dates indicated.

/s/ Marc E. Cotnoir                                  August 28, 1998
________________________                             _______________
Marc E. Cotnoir, Director                            Date


/s/ Richard J. McConnell                             August 28, 1998
________________________                             _______________
Richard J. McConnell, Director                       Date


/s/ Thomas  M. Hacala                                August 28, 1998
________________________                             _______________
Thomas M. Hacala, Director                           Date