Form 10-Q
period 1998-08-31
GENERAL KINETICS INC
filed 1998-10-15
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended August 31, 1998                  Commission File Number 0-1738
                               --                                         ------

                          GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------
                  (Exact Name of Registrant as Specified in its Charter)


          Virginia                                        54-0594435
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)




14130-A Sullyfield Circle, Chantilly, VA                          20151
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)




Registrant's Telephone Number, including Area Code     703-802-4848
                                                   --------------------





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



The number of shares of Registrant's Common Stock outstanding
as of  October  5, 1998                                        6,718,925 Shares
                     --

                                      INDEX

                                                                                                        PAGE NO.
                                                                                                        --------
            Cautionary Statement Under the Private Securities Litigation Reform Act of 1996................ 3

Part I - Financial Information


      Item I - Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -
               August 31, 1998  and May 31, 1998........................................................... 4

               Condensed Consolidated Statements of Operations -
               Three Months Ended August 31, 1998  and  August 31, 1997,
               respectively................................................................................ 5

               Condensed Consolidated Statements of Cash Flows -
               Three Months Ended August 31, 1998 and
               August 31, 1997, respectively............................................................... 6

               Notes to Condensed Consolidated Financial Statements........................................ 7

      Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................................................... 9


Part 2 - Other Information

      Item 6 - Exhibits and Reports on Form 8-K........................................................... 12

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis; the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services, and the risk of a negative outcome in the pending litigation between the Company and Cryptek. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the fiscal year ended May 31, 1998, and this Report.

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

      In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1998 and 1997 set forth in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1998.

                         General Kinetics Incorporated
                          Consolidated Balance Sheets
                        As of August 31 and May 31, 1998

                                                                     August 31,         May 31,
                                                                        1998             1998
                                                                     (Unaudited)       (Audited)
                                                                     -----------       ---------
              Assets
Current Assets:
    Cash and cash equivalents                                        $  1,123,300    $  1,923,300
    Accounts receivable, net of allowance of $208,000                     543,100         560,700
    Inventories                                                         1,156,100         740,500
    Prepaid expenses and other                                              7,500           4,900
    Note Receivable, affiliate                                            175,000         175,000
                                                                     ------------    ------------
    Total Current Assets                                                3,005,000       3,404,400
                                                                     ------------    ------------

Property, Plant and Equipment                                           2,849,500       2,780,800
Less:  Accumulated Depreciation                                        (1,794,800)     (1,766,100)
                                                                     ------------    ------------
                                                                        1,054,700       1,014,700
Note Receivable, less current portion, net of allowance of              350,00000         350,000
Other Assets                                                               12,500           1,200
                                                                     ------------    ------------

    Total Assets                                                     $  4,422,200    $  4,770,300
                                                                     ============    ============

              Liablilities and Stockholders' Deficit
Current Liabilities:
    Current maturities of long-term debt                                  103,000         103,000
    Accounts payable, trade                                               170,500         217,400
    Accrued expenses and other payables                                   649,400         591,900
                                                                     ------------    ------------
    Total Current Liabilities                                             922,900         912,300
                                                                     ------------    ------------
Long-Term debt - less current maturities (including
    $8,723,700  of convertible debentures)                              9,365,200       9,369,300
Other long-term liabilities                                               267,500         277,100
                                                                     ------------    ------------
    Total Long-Term Liabilities                                         9,632,700       9,646,400
                                                                     ------------    ------------

    Total Liabilities                                                  10,555,600      10,558,700
                                                                     ------------    ------------
Stockholders' Deficit:
    Common Stock, $0.25 par value, 50,000,000 shares authorized,        1,811,500       1,811,500
        7,245,557 shares issued, 6,718,925 shares outstanding
    Additional Contributed Capital                                      7,239,400       7,239,400
    Accumulated Deficit                                               (14,734,100)    (14,389,100)
                                                                     ------------    ------------
                                                                       (5,683,200)     (5,338,200)
    Less:  Treasury Stock, at cost (526,632 shares)                      (450,200)       (450,200)
                                                                     ------------    ------------
    Total Stockholders' Deficit                                        (6,133,400)     (5,788,400)
                                                                     ------------    ------------

    Total Liabilities and Stockholders' Deficit                      $  4,422,200    $  4,770,300
                                                                     ============    ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                      Consolidated Statement of Operations
                  For the Quarters Ended August 31, 1998, 1997

                                                     Three Months Ended
                                                  -------------------------
                                                  August 31,     August 31,
                                                     1998           1997
                                                  ----------     ----------
Net Sales                                         $  785,500     $1,278,700
Cost of Sales                                        599,800        951,200
                                                  ----------     ----------
Gross Profit                                         185,700        327,500
                                                  ----------     ----------

Selling, General & Administrative                    484,800        356,600
Product Research, Development & Improvement               -              -
                                                  ----------     ----------

Total Operating Expenses                             484,800        356,600
                                                  ----------     ----------

Operating Loss                                      (299,100)       (29,100)
Interest Expense                                      45,900         67,900
                                                  ----------     ----------

Net Loss                                          $ (345,000)    $  (97,000)
                                                  ==========     ==========

Basic and Diluted Loss per Share:                    ($0.051)       ($0.014)
                                                    ========        =======
 Weighted Average Number of Common Shares
   Outstanding                                      6,718,925     6,718,925

The accompanying notes are an integral part  of the above statements.

                         General Kinetics Incorporated
                      Consolidated Statement of Cash Flows
                  For the Quarters Ended August 31, 1998, 1997

                                                                   Three Months Ended
                                                             ------------------------------
                                                              August 31,        August 31,
                                                                 1998              1997
                                                             ------------     -------------
Cash Flows From Operating Activities:
Net Income/(Loss)                                            $  (345,000)     $   (97,000)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                 28,700           39,500
    Amortization of bond discount                                 15,500           16,200
  (Increase) Decrease in Assets:
    Accounts Receivable                                           17,600          349,400
    Inventories                                                 (415,600)        (184,600)
    Prepaid Expenses                                              (2,600)           8,100
    Other assets                                                 (11,300)         (36,500)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                     (46,900)         (83,500)
    Accrued Expenses                                              57,500          (25,200)
    Other Long Term Liabilities                                   (9,600)          (9,600)
                                                             -----------      -----------

      Net cash provided by/(used) in Operating Act              (711,700)         (23,200)
                                                             -----------      -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                   (68,700)         (86,200)
  Issuance of Notes Receivable                                        -           (25,000)
                                                             -----------      -----------

      Net cash provided by/(used) in Investing Activities        (68,700)        (111,200)
                                                             -----------      -----------
Cash Flows from Financing Activities:
  Repayments on Long Term Debt                                   (19,600)         (37,300)
                                                             -----------      -----------

      Net cash provided by/(used) in Financing Activities        (19,600)         (37,300)
                                                             -----------      -----------

Net (decrease) increase in cash and cash equivalents            (800,000)        (171,700)

Cash and Cash Equivalents:  Beginning of Period                1,923,300        1,482,300
                                                             -----------      -----------
Cash and Cash Equivalents:  End of Period                    $ 1,123,300      $ 1,310,600
                                                             ===========      ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                    $ 23,100         $ 82,600
    Income Taxes                                                   6,800              800

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1 - Basis of Presentation

      The condensed consolidated financial statements at May 31, 1998, and for the three months ended August 31, 1998, and August 31, 1997, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

      The results of operations for the three month period ended August 31, 1998, are not necessarily indicative of the results to be expected for the full year.



Note 2 - Net Income/(Loss)Per Share

  The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", at May 31, 1998. SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. The 1997 earnings per share amount has been restated in accordance with SFAS No. 128. Earnings per share have been computed using the weighted average number of common shares outstanding. The Company has excluded the effects of outstanding options and convertible securities as the effect would have been anti-dilutive.



Note 3 - Notes Payable

At August 31, 1998 and May 31, 1998 convertible debentures initially issued to clients of Gutzwiller & Partner, AG ("Gutzwiller") have an aggregate principal amount of approximately $9.1 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.


 Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of August 31, 1998, however, the lender has agreed to waive the violations through May 31, 1999.



Note 4 - Income Taxes

The Company's estimated effective tax rate for fiscal 1999 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended August 31, 1998, Compared to Three Months Ended
August 31, 1997

Continuing Operations

       Net sales for continuing operations for the three months ended August 31, 1998 were approximately $0.8 million compared to net sales of approximately $1.3 million for the quarter ended August 31, 1997. The decrease in sales was due primarily to a decrease in demand for the three months ended August 31, 1998 as compared to the same period of the prior fiscal year. Management does not believe that the decrease in demand experienced in the first quarter of fiscal 1999 represents a continuing trend. The contract backlog increased from approximately $1.9 million at May 31, 1998 to approximately $3.1 million at August 31, 1998. The gross margin percentage decreased from 25.6% for the quarter ended August 31, 1997 to 23.6% for the quarter ended August 31, 1998. The decrease in gross margin was primarily due to the decrease in net sales for the corresponding periods.

   Sales, General & Administrative costs were approximately $484,800 in the first quarter of fiscal 1999 as compared to approximately $356,600 in the first quarter of the prior fiscal year. This increase was principally due to an increase in marketing costs of approximately $57,000 related to the development of a new commercial catalog and product line, along with increases in legal, communications, travel and salary expenses.

   For the three months ended August 31, 1998, the Company had an operating loss from continuing operations of $345,000 compared to an operating loss of $98,000 for the comparable quarter of the prior year. The increased loss was due principally to the decrease in sales and a small decrease in the gross profit margin in the first quarter of fiscal 1999 in the as compared to the corresponding period in the prior fiscal year.

   Interest expense decreased from $67,900 in the first quarter of fiscal 1998 to $45,900 in the first quarter of fiscal 1999. This decrease occurred principally because in fiscal 1999 the Company did not pay mortgage interest on a building in Orlando, Florida that was sold during the fourth quarter of fiscal 1998.

The Company's estimated effective tax rate for fiscal 1999 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon internally generated funds, plus cash from sales of two of its operating companies and the sale of its Orlando facility to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable.

The Company had a net loss of $345,000 for the first quarter of fiscal 1999. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts that the Company can complete with favorable profit margins in order to operate profitably for the remainder of fiscal 1999. The Company also intends to introduce and begin marketing a catalog of commercial enclosures during the second quarter of fiscal 1999 targeting markets such as the broadcast and security industries.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, A.G. totaling $9.1 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

As of August 31, 1998, the Company had cash of approximately $1.1 million. Management believes that cash on hand and careful management of operating costs and cash disbursements should enable the Company to meet its cash requirements through May 31, 1999.

In May 1998, the Company cancelled a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The Company did not draw on this facility during fiscal 1998. The Company does not expect to draw on the facility during fiscal 1999, however, the Company believes that similar facilities will be available if it becomes necessary to alleviate short-term cash requirements.

While the Company does not believe that it should be found to have any liability to Cryptek pending litigation between Cryptek and the Company arising out of the 1996 sale of the Company's SCD business, there can be no assurance that the Company will prevail on all issues. There can be no assurance that the Company's liquidity and capital resources might not be materially affected by a negative outcome in such litigation.

Year 2000

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

During the first quarter of fiscal 1998, the Company began updating its accounting software package to a version that contains modifications intended to make them year 2000 compliant. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications. There was no additional cost to the Company for the accounting software upgrade to be year 2000 compliant. Most other software programs used within the Company are considered to be year 2000 compliant. The Company expects to develop and implement a plan during fiscal 1999 to test year 2000 compliance in all of its systems, and to examine the effect of compliance by major vendors and customers. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company might not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement these modification projects on a timely basis could have a material adverse effect on the Company's operations.



Analysis of Cash Flows

Operating activities used approximately $711,700 in the first quarter of fiscal 1999, which reflects a net loss of $345,000 and a decrease of $410,900 in cash provided to fund changes in working capital items offset by an increase of $44,200 in non-cash expenses. The decrease in cash to fund changes in working capital items was primarily due to an increase in inventories of $412,600. The increase in inventories was principally due to the increase in contract backlog on August 31, 1998 as compared to May 31, 1998.

Investing activities used $68,700 in the first quarter of fiscal 1999. These activities consisted primarily of the acquisition of property, plant and equipment.

Financing activities used $19,600 in the quarter ended August 31, 1998. Financing activities consisted principally of repayments of long term real estate debt.

                                PART II   OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K




   (b) Reports of Form 8-K

           None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GENERAL KINETICS INCORPORATED



Date: October  15, 1998                        /s/ Larry M. Heimendinger
      -----------------------                  ---------------------------------
                                               Chairman of the Board
                                               (Principal Executive Officer)

Date: October  15, 1998                        /s/ Sandy B. Sewitch
      -----------------------                  ---------------------------------
                                               Chief Financial Officer
                                               (Principal Accounting Officer and
                                                Principal Financial Officer)