Form 10-Q
period 1998-11-30
GENERAL KINETICS INC
filed 1999-01-14
CIK 40675

.
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1998                Commission File Number 0-1738

                          GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)


              Virginia                                      54-0594435
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)







14130-A Sullyfield Circle, Chantilly, VA                              20151
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)





Registrant's Telephone Number, including Area Code     703-802-4848
                                                   ------------------





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



                        The number of shares of Registrant's Common Stock
                        outstanding as of January 5, 1999       6,718,925 Shares



                                      INDEX

                                                                                                         PAGE NO.

               Cautionary Statement Under the Private Securities Litigation Reform Act of 1996..........   3

Part I - Financial Information


        Item I - Consolidated Financial Statements

                        Condensed Consolidated Balance Sheets -
                         November 30, 1998  and May 31, 1998............................................   4

                        Condensed Consolidated Statements of Operations -
                        Three Months and Six Months Ended November 30, 1998  and  November 30, 1997,
                         respectively...................................................................   5

                        Condensed Consolidated Statements of Cash Flows -
                        Six Months Ended  November 30, 1998  and
                         November 30, 1997, respectively................................................   6

                        Notes to Condensed Consolidated Financial Statements............................   7

        Item 2 -  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................................   9


Part 2 - Other Information

        Item 6 - Exhibits and Reports on Form
        8-K.............................................................................................  13

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1996

Statements in this Quarterly Report on Form 10-Q under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk that the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; the risk that the Company may not be able to continue the necessary development of its operations on a profitable basis; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the fiscal year ended May 31, 1998, and this Report.


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

        In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1998 and 1997 set forth in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 1998.
                                       3


                         General Kinetics Incorporated
                                 Balance Sheet
                               November 30, 1998

                                                                 November 30,          May 31,
                                                                     1998               1998
                                                                 (Unaudited)          (Audited)
                                             Assets
Current Assets:
     Cash and cash equivalents                                       $ 300,100        $ 1,923,300
     Accounts receivable, net of allowance                           1,091,200            560,700
     Inventories                                                     1,137,700            740,500
     Prepaid expenses and other                                         29,800              4,900
     Note Receivable, current                                           25,000                  -
     Note Receivable, affiliate                                        175,000            175,000
                                                                      --------        -----------
     Total Current Assets                                            2,758,800          3,404,400
                                                                    ----------        -----------

Property, Plant and Equipment                                        2,871,400          2,780,800
Less:  Accumulated Depreciation                                     (1,836,500)        (1,766,100)
                                                                    -----------       -----------
                                                                     1,034,900          1,014,700
Note Receivable, less current portion, net of allowance                400,000            350,000
Other Assets                                                            24,000              1,200
                                                                   ------------       -----------

     Total Assets                                                  $ 4,217,700        $ 4,770,300
                                                                   ===========        ===========


                             Liablilities and Stockholders' Deficit

Current Liabilities:
     Current maturities of long-term debt                              103,000            103,000
     Accounts payable, trade                                           119,100            217,400
     Accrued expenses and other payables                               528,600            591,900
                                                                   ------------       -----------
     Total Current Liabilities                                         750,700            912,300
                                                                   ------------       -----------

Long-Term debt - less current maturities (including
     $8,639,200 and $8,956,400 of convertible debentures)            9,265,000          9,369,300
Other long-term liabilities                                            258,200            277,100
                                                                   ------------       -----------
     Total Long-Term Liabilities                                     9,523,200          9,646,400
                                                                   ------------       -----------

     Total Liabilities                                              10,273,900         10,558,700
                                                                   ------------       -----------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 and 10,000,000        1,811,500          1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                  7,239,400          7,239,400
     Accumulated Deficit                                           (14,656,900)       (14,389,100)
                                                                   ------------       ------------
                                                                    (5,606,000)        (5,338,200)
     Less:  Treasury Stock, at cost (526,632 shares)                  (450,200)          (450,200)
                                                                      ---------          ---------
     Total Stockholders' Deficit                                    (6,056,200)        (5,788,400)
                                                                    -----------        -----------

     Total Liabilities and Stockholders' Deficit                   $ 4,217,700        $ 4,770,300
                                                                   ============        ===========


The accompanying notes are an integral part of the above statements.

                                           General Kinetica Incorporated
                                              Statement of Operations

                                                                         Six Months Ended                 Three Months Ended
                                                                     November 30,    November 30,    November 30,    November 30
                                                                       1998             1997              1998              1997
                                                                       ----             ----              ----              ----

Net Sales                                                       $  2,446,400       $  2,941,800       $  1,660,900      $  1,663,100
Cost of Sales                                                      1,802,900          2,139,400          1,203,100         1,188,200
                                                                ------------       ------------       ------------      ------------
Gross Profit                                                         643,500            802,400            457,800           474,900
                                                                ------------       ------------       ------------      ------------

Selling, General & Administrative                                    892,200            738,900            407,400           382,300

Product Research, Development & Improvement                             --                 --                 --                --
                                                                ------------       ------------       ------------      ------------

Total Operating Expenses                                             892,200            738,900            407,400           382,300
                                                                ------------       ------------       ------------      ------------

Operating Income (loss)                                             (248,700)            63,500             50,400            92,600

Interest Expense                                                      86,100            127,900             40,200            60,000
                                                                ------------       ------------       ------------      ------------

Income (loss) before extraordinary item                             (334,800)           (64,400)            10,200            32,600
                                                                ------------       ------------       ------------      ------------

Exraordinary item - gain from debt extinguishment                     67,000               --               67,000              --
                                                                ------------       ------------       ------------      ------------

Net Income (loss)                                               $   (267,800)      $    (64,400)      $     77,200      $     32,600
                                                                ============       ============       ============      ============

Basic Earnings per Share:
     Earnings (loss) before extraordinary item                  ($      0.05)      ($      0.01)      $       0.00      $      0.005
     Earnings from extraordinary item                                   0.01               --                 0.01              --
                                                                ------------       ------------       ------------      ------------
  Basic Earnings (loss) per share                               ($      0.04)      ($      0.01)      $       0.01      $      0.005
 Weighted Average Number of Common Shares
   Outstanding                                                     6,718,925          6,718,925          6,718,925         6,718,925

Diluted Earnings per Share:
     Earnings (loss) before extraordinary item                  ($     0.012)      ($     0.001)      $      0.001      $      0.002
     Earnings from extraordinary item                                  0.003               --                0.003              --
                                                                ------------       ------------       ------------      ------------
  Diluted Earnings (loss) per share                             ($     0.009)      ($     0.001)      $      0.004      $      0.002
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                            24,708,925         25,508,925         24,708,925        25,508,925



The accompanying notes are an integral part of the above statements.


                         General Kinetics Incorporated
                            Statements of Cash Flows

                                                                     Six Months Ended
                                                            November 30,          November 30,
                                                            ------------          ------------
                                                                 1998                 1997
                                                                 ----                 ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                             $ (267,800)           $ (64,400)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                 70,400               81,500
    Extraordinary gain on debt extinguishment                    (67,000)
    Amortization of bond discount                                 31,000               32,300
    Bad debt provision                                           (75,000)
  (Increase) Decrease in Assets:
    Accounts Receivable                                         (530,500)             (15,800)
    Inventories                                                 (397,200)            (500,700)
    Prepaid Expenses                                             (24,900)             (11,200)
    Other assets                                                 (22,800)              17,900
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                     (98,300)             (19,000)
    Accrued Expenses                                             (63,300)             (28,700)
    Other Long Term Liabilities                                  (18,900)             (19,200)
                                                                 --------             --------

        Net cash provided by/(used) in Operating Activites    (1,464,300)            (527,300)
                                                              -----------            ---------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                   (90,600)            (113,500)
  Issuance of Notes Receivable                                        -               (25,000)
                                                                 -------             ---------

        Net cash  provided by/(used) in Investing Activities     (90,600)            (138,500)
                                                                 --------            ---------

Cash Flows from Financing Activities:
  Borrowings on Long Term Debt                                         -                    -
  Repayments on Long Term Debt                                   (68,300)             (85,200)
                                                                 --------             --------

        Net cash provided by/(used) in Financing Activities      (68,300)             (85,200)
                                                                 --------             --------

Net (decrease) increase in cash and cash equivalents          (1,623,200)            (751,000)

Cash and Cash Equivalents:  Beginning of Period                1,923,300            1,482,300
                                                              ----------            ---------
Cash and Cash Equivalents:  End of Period                      $ 300,100            $ 731,300
                                                              ==========            =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                   $ 104,200            $ 137,800
    Income Taxes                                                   6,800                  800

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 - Basis of Presentation

        The condensed consolidated financial statements at May 31, 1998, and for the three months and six months ended November 30, 1998, and November 30, 1997, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

        The results of operations for the three month and six month periods ended November 30, 1998, are not necessarily indicative of the results to be expected for the full year.



Note 2 - Net Income/(Loss)Per Share

  The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", at May 31, 1998. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. The 1997 earnings per share amount has been restated in accordance with SFAS No. 128. Earnings per share have been computed using the weighted average number of common shares outstanding. The Company has excluded the effects of outstanding options and convertible securities as the effect would have been anti-dilutive.



Note 3 - Notes Payable

At November 31, 1998 and May 31, 1998, convertible debentures initially issued to clients of Gutzwiller & Partner, A.G. ("Gutzwiller") have an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually.

Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.



Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of November 30, 1998, however, the lender has agreed to waive the violations through May 31, 1999.



Note 4 - Income Taxes

The Company's estimated effective tax rate for fiscal 1999 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.


Note 5 - Cryptek Settlement

In December 1998, the Company entered into a settlement agreement with Cryptek Secure Communications ("Cryptek"), LLC, resolving differences arising out of Cryptek's 1996 purchase of GKI's former secure communications business. Pursuant to such settlement, Cryptek made an immediate principal payment of $25,000 on its outstanding promissory note to the Company and agreed to forego sublease rent owed by the Company through November 1998. The remaining principal amount of the Cryptek promissory note was reduced to $550,000 and the payment schedule for such note was revised and extended through 2002. In addition, the face value of the preferred membership interest in Cryptek held by the Company was reset at $900,000, and the requirement for redemption of such interest by Cryptek was extended through December 2002. Cryptek's pending action against the Company and the Company's counterclaims against Cryptek have been discontinued and mutual releases exchanged by the parties. The accompanying financial statements at November 30, 1998 and May 31, 1998 include a valuation reserve of $150,000 and $441,600, respectively, with respect to the note and related accrued interest.


Note 6 - Extraordinary Item

In October 1998, the Company Repurchased $100,000 of convertible debentures for $33, 000 in cash. The gain from the extinguishment of debt recorded as an extraordinary gain of $67,000 in the accompanying statement of operations for the three months and six months ended November 30, 1998.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended November 30, 1998 Compared to Three Months Ended November 30, 1997


 Net sales for the three months ended November 30, 1998 were essentially unchanged at $1.7 million as compared to the three months ended November 30, 1997. The gross margin percentage decreased from 28.6% for the quarter ended November 31, 1997 to 27.6% for the quarter ended November 30, 1998. The decrease in gross margin was primarily due to small changes in the product mix delivered in the corresponding periods.

   Sales, General & Administrative costs were approximately $407,400 in the second quarter of fiscal 1999 as compared to approximately $382,300 in the second quarter of the prior fiscal year. This increase was principally due to an increase in marketing costs of approximately $78,500 related to the development of a new commercial catalog and product line, along with increases in legal, communications, travel and salary expenses, partially offset by a $75,000 adjustment to the valuation reserve related to the Cryptek settlement.

   For the three months ended November 30, 1998, the Company had operating income of $50,400 compared to an operating income of $92,600 for the comparable quarter of the prior year. The decrease was due primarily to the increased selling, general and administrative costs and the small decrease in the gross profit margin discussed above, offset by the $75,000 reduction in the valuation reserve discussed above.

   Interest expense decreased from $60,000 in the second quarter of fiscal 1998 to $40,200 in the second quarter of fiscal 1999. This decrease occurred principally because in fiscal 1999 the Company did not pay mortgage interest on a building in Orlando, Florida that was sold during the fourth quarter of fiscal 1998.

   The Company recorded an extraordinary gain from debt extinguishment of $67,000 during the quarter ended November 30, 1998.

   The Company's estimated effective tax rate for fiscal 1999 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Six Months Ended November 30, 1998, Compared to Six Months Ended November 30,
1997



  Net sales for the six months ended November 30, 1998 were approximately $2.4 million compared to net sales of approximately $2.9 million for the six months ended November 30, 1997. The decrease in sales was due primarily to a decrease in demand in the first quarter of fiscal 1999 as compared to the same period of the prior fiscal year. Management does not believe that the decrease in demand reflected in the first half of fiscal 1999 necessarily represents a continuing trend. The contract backlog increased from approximately $1.9 million at May 31, 1998 to approximately $4.5 million at November 30, 1998. The gross margin percentage decreased slightly, from 27.3% for the six months ended November 30, 1997 to 26.3 for the six months ended November 30, 1998. The decrease was principally due to the decrease in sales for the corresponding periods.

   Sales, General & Administrative costs were approximately $892,200 in the first six months of fiscal 1999 as compared to approximately $738,900 in the first six months of the prior fiscal year. This increase was principally due to an increase in marketing costs of approximately $135,500 related to the development of a new commercial catalog and product line, along with increases in legal, communications, travel and salary expenses, partially offset by the $75,000 reduction in the valuation reserve related to the Cryptek settlement.

   For the six months ended November 30, 1998, the Company had an operating loss of $248,700 compared to operating income of $63,500 for the comparable six months of the prior year. The decrease was due principally to the decrease in sales and a small decrease in the gross profit margin in the first six months of fiscal 1999 in the as compared to the corresponding period in the prior fiscal year.

   Interest expense decreased from $127,900 in the first six months of fiscal 1998 to $86,100 in the first six months of fiscal 1999. This decrease occurred principally because in fiscal 1999 the Company did not pay mortgage interest on a building in Orlando, Florida that was sold during the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES


 The Company has relied upon internally generated funds, plus cash from sales of two of its operating segments and the sale of its Orlando facility, to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable.

 The Company had a net loss of $300,800 for the first half of fiscal 1999. Management does not believe that the loss experienced in the first six months of fiscal 1999 necessarily represents a continuing trend. The contract backlog increased from approximately $1.9 million at May 31, 1998 to approximately $4.5 million at November 30, 1998. The Company must continue to market electronic enclosure products to government and commercial markets, and enter into contracts that the Company can complete with favorable profit margins in order to operate profitably for the remainder of fiscal 1999. The Company also introduced and began marketing a catalog of commercial enclosures during the second quarter of fiscal 1999 targeting markets such as the broadcast and security industries.

 The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, A.G. totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

 As of November 30, 1998, the Company had cash of approximately $.3 million. Management believes that cash on hand and careful management of operating costs and cash disbursements, and funds available from accounts receivable financing, should enable the Company to meet its cash requirements through May 31, 1999.

 In November 1998, the Company re-entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The Company expects to draw on the facility during fiscal 1999 when it becomes necessary to alleviate short-term cash requirements.




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

During the first quarter of fiscal 1999, the Company began updating its accounting software package to a version that contains modifications intended to make them year 2000 compliant. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications. There was no additional cost to the Company for the accounting software upgrade to be year 2000 compliant. Most other software programs used within the Company are considered to be year 2000 compliant. The Company expects to develop and implement a plan during fiscal 1999 to test year 2000 compliance in all of its systems, and to examine the effect of compliance by major vendors and customers. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company might not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement these modification projects on a timely basis could have a material adverse effect on the Company's operations.



Analysis of Cash Flows

Operating activities used approximately $1,464,300 in the first half of fiscal 1999, which reflects a net loss of $267,800 and a decrease of $1,155,900 in cash provided to fund changes in working capital items and a decrease of $40,600 in non-cash expenses. The decrease in cash to fund changes in working capital items was primarily due to an increase in accounts receivable of $530,500 and an increase in inventories of $397,200. The increase in accounts receivable was primarily due to an increase in billings in November 1998 as compared to May 1998, and the increase in inventories was principally due to the increase in contract backlog on November 30, 1998 as compared to May 31, 1998.

Investing activities used $90,600 in the first half of fiscal 1999. These activities consisted primarily of the acquisition of property, plant and equipment.

Financing activities used $68,300 in the six months ended November 30, 1998. Financing activities consisted principally of repayments of long term real estate debt.

Item 4 - Submission of Matters to a Vote of Security Holders

   At the Annual Meeting of Stockholders on November 20, 1998, the following matters were voted on and approved:

1. Larry Heimendinger and Thomas Hacala were elected as Class I directors for a term expiring in 2001 or until their successors are elected and qualified. 4,809,214 shares of common stock, or 99.0% of the shares voting, voted in favor of Messrs. Heimendinger and Hacala, and 50,386, or 1.0% of the shares voting, withheld authority to vote for Messrs. Heimendinger and Hacala. In addition to Messrs. Heimendinger and Hacala, Richard McConnell remained as a Class III director and Marc Cotnoir remained as a Class II director.


2. The Board's selection of BDO Seidman as the Company's independent public accountants for the fiscal year ended May 31, 1999 was ratified. 4,784,068 shares of common stock, or 98.4% of the shares voting, voted in favor of the proposal. 38,514 shares, or 0.8% of the shares voting, voted against and 37,018, or 0.8% of the shares voting, abstained.




                            PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (b) Reports on Form 8-K
             None

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          GENERAL KINETICS INCORPORATED



Date:  January 14, 1999                       /s/ Larry M. Heimendinger
                                              ---------------------------------
                                              Chairman of the Board
                                              (Principal Executive Officer)

Date: January  14, 1999                       /s/ Sandy B. Sewitch
                                              ---------------------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                              Principal Financial Officer)