Form 10-Q
period 1999-02-28
GENERAL KINETICS INC
filed 1999-04-14
CIK 40675

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

For Quarter Ended February 28, 1999                Commission File Number 0-1738
                                                                          ------

                         GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------

            (Exact Name of Registrant as Specified in its Charter)


           Virginia                                     54-0594435
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)



14130-A Sullyfield Circle, Chantilly, VA                       20151
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                     (Zip Code)



Registrant's Telephone Number, including Area Code     703-802-4848
                                                  -------------------------



               Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and
               (2) has been subject to such filing requirements for the past 90 days.

                                                           Yes X    No ___
                                                              ---




               The number of shares of Registrant's Common
               Stock outstanding as of April 5, 1999        6,718,925 Shares

                                     INDEX


                                                                                                       Page No.
                                                                                                       --------
     Cautionary Statement Under the Private Securities Litigation Reform Act of 1996.................     3

Part I - Financial Information

     Item 1 - Consolidated Financial Statements

                Condensed Consolidated Balance Sheets-
                February 28, 1999  and May 31, 1998..................................................     4

                Condensed Consolidated Statements of Operations -
                Three Months and Nine Months Ended February 28, 1999  and  February 28, 1998,
                respectively.........................................................................     5

                Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended  February 28, 1999  and
                February 28, 1998, respectively......................................................     6

                Notes to Condensed Consolidated Financial Statements.................................     7

     Item 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................     10

Part 2 - Other Information

     Item 6 - Exhibits and Reports on Form 8-K.......................................................     14

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

                         General Kinetics Incorporated
                                 Balance Sheet
                               February 28, 1999


                                                                     February 28,              May 31,
                                                                        1998                     1998
                                                                        ----                     ----
                                                                     (Unaudited)              (Audited)
                                                                     -----------              ---------
                                                  Assets
                                                  ------
Current Assets:
    Cash and cash equivalents                                        $     35,400             $  1,923,300
    Accounts receivable, net of allowance                               1,844,700                  560,700
    Inventories                                                         1,624,500                  740,500
    Prepaid expenses and other                                             33,700                    4,900
    Note Receivable, current                                                    -                        -
    Note Receivable, affiliate                                            175,000                  175,000
                                                                     ------------             ------------
    Total Current Assets                                                3,713,300                3,404,400
                                                                     ------------             ------------

Property, Plant and Equipment                                           2,922,200                2,780,800
Less:  Accumulated Depreciation                                        (1,880,700)              (1,766,100)
                                                                     ------------             ------------
                                                                        1,041,500                1,014,700
Note Receivable, less current portion, net of allowance                   400,000                  350,000
Other Assets                                                               24,000                    1,200
                                                                     ------------             ------------

    Total Assets                                                     $  5,178,800             $  4,770,300
                                                                     ============             ============


                          Liablilities and Stockholders' Deficit
                          --------------------------------------

Current Liabilities:
    Advances from Factor                                                  179,400
    Current maturities of long-term debt                                  103,000                  103,000
    Accounts payable, trade                                               672,900                  217,400
    Accrued expenses and other payables                                   644,500                  591,900
                                                                     ------------             ------------
    Total Current Liabilities                                           1,599,800                  912,300
                                                                     ------------             ------------

Long-Term debt - less current maturities (including
    $8,639,200 and $8,956,400 of convertible debentures)                9,264,200                9,369,300
Other long-term liabilities                                               248,600                  277,100
                                                                     ------------             ------------
    Total Long-Term Liabilities                                         9,512,800                9,646,400
                                                                     ------------             ------------

    Total Liabilities                                                  11,112,600               10,558,700
                                                                     ------------             ------------

Stockholders' Deficit:
    Common Stock, $0.25 par value, 50,000,000 and 10,000,000            1,811,500                1,811,500
     shares authorized, 7,245,557 shares issued, 6,718,925
     shares outstanding
    Additional Contributed Capital                                      7,239,400                7,239,400
    Accumulated Deficit                                               (14,534,500)             (14,389,100)
                                                                     ------------             ------------
                                                                       (5,483,600)              (5,338,200)
    Less:  Treasury Stock, at cost (526,632 shares)                      (450,200)                (450,200)
                                                                     ------------             ------------
    Total Stockholders' Deficit                                        (5,933,800)              (5,788,400)
                                                                     ------------             ------------

    Total Liabilities and Stockholders' Deficit                      $  5,178,800             $  4,770,300
                                                                     ============             ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statement of Operations


                                                              Nine Months Ended                        Three Months Ended
                                                       February 28,        February 28,           February 28,       February 28,
                                                           1999                1998                   1999               1998
                                                           ----                ----                   ----               ----
Net Sales                                                $4,661,900         $4,763,000            $ 2,215,500        $ 1,821,200
Cost of Sales                                             3,403,400          3,526,900              1,600,500          1,387,500
                                                         ----------         ----------            -----------        -----------
Gross Profit                                              1,258,500          1,236,100                615,000            433,700
                                                         ----------         ----------            -----------        -----------

Selling, General & Administrative                         1,337,900          1,104,900                445,700            366,000

                                                         ----------         ----------            -----------        -----------

Total Operating Expenses                                  1,337,900          1,104,900                445,700            366,000
                                                         ----------         ----------            -----------        -----------

Operating Income (loss)                                     (79,400)           131,200                169,300             67,700

Interest Expense                                            133,000            186,500                 46,900             58,600
                                                         ----------         ----------            -----------        -----------

Income (loss) before extraordinary item                    (212,400)           (55,300)               122,400              9,100
                                                         ----------         ----------            -----------        -----------

Extraordinary item - gain from debt extinguishment           67,000                  -                      -                  -
                                                         ----------         ----------            -----------        -----------

Net Income (loss)                                        $ (145,400)        $  (55,300)           $   122,400        $     9,100
                                                         ==========         ==========            ===========        ===========

Basic Earnings per Share:
     Earnings (loss) before extraordinary item               ($0.03)            ($0.01)           $      0.02        $     0.001
     Earnings from extraordinary item                          0.01                  -                      -                  -
                                                         ----------         ----------            -----------        -----------
  Basic Earnings (loss) per share                            ($0.02)            ($0.01)           $      0.02        $     0.001
 Weighted Average Number of Common Shares
   Outstanding                                            6,718,925          6,718,925              6,718,925          6,718,925

Diluted Earnings per Share:
     Earnings (loss) before extraordinary item               ($0.03)            ($0.01)           $     0.006        $     0.001
     Earnings from extraordinary item                          0.01                  -                      -                  -
                                                         ----------         ----------            -----------        -----------
  Diluted Earnings (loss) per share                          ($0.02)            ($0.01)           $     0.006        $     0.001
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                    6,718,925          6,718,925             24,708,925         25,508,925

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                           Statements of Cash Flows

                                                                                    Nine Months Ended
                                                                            February 28,          February 28,
                                                                                1999                  1998
                                                                                ----                  ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                            $  (145,400)           $  (55,300)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                114,600               123,200
    Extraordinary gain on debt extinguishment                                    (67,000)
    Amortization of bond discount                                                 47,500                48,500
    Bad debt provision                                                           (75,000)
  (Increase) Decrease in Assets:
    Accounts Receivable                                                       (1,284,000)               19,100
    Inventories                                                                 (884,000)             (304,000)
    Prepaid Expenses                                                             (28,800)                  100
    Other assets                                                                 (22,800)               17,900
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                     455,500               (92,600)
    Accrued Expenses                                                              55,900                (2,100)
    Other Long Term Liabilities                                                  (28,500)              (28,800)
                                                                             -----------            ----------

        Net cash provided by/(used) in Operating Activities                   (1,862,000)             (274,000)
                                                                             -----------            ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                  (141,400)             (278,600)
  Collection of Notes receivable                                                  25,000
  Issuance of Notes Receivable                                                         -               (25,000)
                                                                             -----------            ----------

        Net cash  provided by/(used) in Investing Activities                    (116,400)             (303,600)
                                                                             -----------            ----------

Cash Flows from Financing Activities:
  Advances from Factor                                                           300,800                     -
  Repayment of Advances from Factor                                             (124,700)
  Repayments on Long Term Debt                                                   (85,600)             (104,500)
                                                                             -----------            ----------

        Net cash provided by/(used) in Financing Activities                       90,500              (104,500)
                                                                             -----------            ----------

Net (decrease) increase in cash and cash equivalents                          (1,887,900)             (682,100)

Cash and Cash Equivalents:  Beginning of Period                                1,923,300             1,482,300
                                                                             -----------            ----------
Cash and Cash Equivalents:  End of Period                                    $    35,400            $  800,200
                                                                             ===========            ==========

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                   $   128,400            $  161,500
  Income Taxes                                                                     7,100                   800

The accompanying notes are an integral part of the above statements.

                GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)



Note 1 - Basis of Presentation

  The condensed consolidated financial statements at May 31, 1998, and for the three months and nine months ended February 28, 1999 and February 28, 1998, respectively, include the accounts of General Kinetics Incorporated ("GKI").

  The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles in that certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

  The results of operations for the three month and nine month periods ended February 28, 1999, are not necessarily indicative of the results to be expected for the full year.


Note 2 - Net Income/(Loss) Per Share

  The Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", at May 31, 1998. SFAS No. 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. The 1997 earnings per share amount has been restated in accordance with SFAS No. 128. Earnings per share have been computed using the weighted average number of common shares outstanding. The Company has excluded the effects of outstanding options and convertible securities for the nine month periods ended February 28, 1999 and 1998, as the effect would have been anti-dilutive.


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


Real Estate Mortgage Loans

  The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of February 28, 1999, however, the lender has agreed to waive the violations through May 31, 1999.


Note 4 - Income Taxes

  The Company's estimated effective tax rate for fiscal 1999 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Note 5 - Cryptek Settlement

  In December 1998, the Company entered into a settlement agreement with Cryptek Secure Communications ("Cryptek"), LLC, resolving differences arising out of Cryptek's 1996 purchase of GKI's former secure communications business. Pursuant to such settlement, Cryptek made an immediate principal payment of $25,000 on its outstanding promissory note to the Company and agreed to forego sublease rent owed by the Company through November 1998. The remaining principal amount of the Cryptek promissory note was reduced to $550,000 and the payment schedule for such note was revised and extended through 2002. In addition, the face value of the preferred membership interest in Cryptek held by the Company was reset at $900,000, and the requirement for redemption of such interest by Cryptek was extended through December 2002. Cryptek's pending action against the Company and the Company's counterclaims against Cryptek have been discontinued and mutual releases exchanged by the parties. The accompanying financial statements at February 28, 1999 and May 31, 1998 include a valuation reserve of $150,000 and $441,600, respectively, with respect to the note and related accrued interest.


Note 6 - Extraordinary Item

  In October 1998, the Company Repurchased $100,000 of convertible debentures for $33,000 in cash. The gain from the extinguishment of debt recorded as an extraordinary gain of $67,000 in the accompanying statement of operations for the nine months ended February 28, 1999.

Note 7 - Notes Receivable


  The Company has agreed to extend the repayment period for certain outstanding convertible loans totaling $175,000 to Link2It, LLC. Such loans will now be scheduled to mature on January 1, 2000.


Note 8 - Union Negotiations


  In the Company's Johnstown plant, approximately 70 employees are represented by the International Brotherhood of Electrical Workers union, under a five year collective bargaining agreement which will expire on May 31, 1999. The Company and the Union have started negotiations for a new agreement during the fourth quarter of fiscal 1999. Although the Company considers its employee relations to be good, there can be no assurance to when, or on what terms, a new collective bargaining agreement can be reached.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended February 28, 1999 Compared to Three Months Ended February 28,
--------------------------------------------------------------------------------
1998
----


  Net sales for the three months ended February 28, 1999 were approximately $2.2 million as compared to approximately $1.8 million the three months ended February 28, 1998. The increase in sales was primarily due to an increase in demand for the quarter ended February 28, 1999 as compared to the corresponding quarter of the prior fiscal year. The gross margin percentage increased from 23.8% for the quarter ended February 28, 1998 to 27.8% for the quarter ended February 28, 1999. The increase in gross margin was primarily due to the increase in net sales for the corresponding periods.

  Sales, General & Administrative costs were approximately $445,700 in the third quarter of fiscal 1999 as compared to approximately $366,000 in the third quarter of the prior fiscal year. This increase was principally due to an increase in marketing costs of approximately $56,500 related to the development of a new commercial catalog and product line, along with increases in legal, communications, travel and salary expenses.

  For the three months ended February 28, 1999, the Company had operating income of $169,300 compared to an operating income of $67,700 for the comparable quarter of the prior year. The increase was due primarily to the increase in net sales an gross margins described above.

  Interest expense decreased from $58,600 in the third quarter of fiscal 1998 to $46,900 in the third quarter of fiscal 1999. This increase occurred principally because of a reduction in mortgage interest expense due to the sale of a building in Orlando, Florida during the fourth quarter of fiscal 1998.

  The Company's estimated effective tax rate for fiscal 1999 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Nine months Ended February 28, 1999, Compared to Nine months Ended February 28,
-------------------------------------------------------------------------------
1998
----


  Net sales for the nine months ended February 28, 1999 were approximately $4.7 million compared to net sales of approximately $4.8 million for the nine months ended February 28, 1998. The decrease in sales was due primarily to a decrease in demand in the first quarter of fiscal 1999 as compared to the same period of the prior fiscal year. Management does not believe that the decrease in demand reflected in the first nine months of fiscal 1999 represents a continuing trend. Net sales increased by approximately 22% during the third quarter as compared to the prior fiscal year. The contract backlog increased from approximately $1.9 million at May 31, 1998 to approximately $5.5 million at February 28, 1999. The gross margin percentage increased slightly, from 26.0% for the nine months ended February 28, 1998 to 27.0% for the nine months ended February 28, 1999. The increase was principally due to the increased sales during the third quarter of fiscal 1999.

  Sales, General & Administrative costs were approximately $1.3 million in the first nine months of fiscal 1999 as compared to approximately $1.1 million in the first nine months of the prior fiscal year. This increase was principally due to an increase in marketing costs of approximately $192,000 related to the development of a new commercial catalog and product line, along with increases in legal, communications, travel and salary expenses, partially offset by the $75,000 reduction in the valuation reserve related to the Cryptek settlement.

  For the nine months ended February 28, 1999, the Company had an operating loss of $79,400 compared to operating income of $131,200 for the comparable nine months of the prior year. The decrease was due principally to the decrease in sales and increase in SG&A costs in the first nine months of fiscal 1999 in the as compared to the corresponding period in the prior fiscal year.

  Interest expense decreased from $186,500 in the first nine months of fiscal
1998 to $133,000 in the first nine months of fiscal 1999.   This decrease
occurred principally because in fiscal 1999 the Company did not pay mortgage interest on a building in Orlando, Florida that was sold during the fourth quarter of fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES


  The Company has relied upon internally generated funds, plus cash from sales of two of its operating segments and the sale of its Orlando facility, to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable.

  The Company had a net loss of $145,400 for the first three quarters of fiscal 1999. Management does not believe that the loss experienced in the first nine months of fiscal 1999 necessarily represents a continuing trend. Net sales increased by approximately 22% during the third quarter as compared to the prior fiscal year. The contract backlog increased from approximately $1.9 million at May 31, 1998 to approximately $5.5 million at February 28, 1999. The Company must continue to market electronic enclosure products to government and commercial markets, {must produce quality products with on time deliveries}, and enter into contracts that the Company can complete with favorable profit margins in order to operate profitably for the remainder of fiscal 1999. The Company also introduced and began marketing a catalog of commercial enclosures during the second quarter of fiscal 1999 targeting markets such as the broadcast and security industries.

  The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, A.G. totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

  As of February 28, 1999, the Company had cash and cash equivalents of approximately $35,400. Management believes that cash on hand, cash flow generated from operations, careful management of operating costs and cash disbursements, and funds available from accounts receivable financing, should enable the Company to meet its cash requirements through May 31, 1999.

  In November 1998, the Company re-entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The Company used this facility during the third quarter of fiscal 1999 (there was approximately $179,400 of advances due to Reservoir at February 28, 1999) and expects to draw on the facility during the remainder of fiscal 1999 when it becomes necessary to alleviate short-term cash requirements.

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

  During the first quarter of fiscal 1999, the Company began updating its accounting software package to a version that contains modifications intended to make them year 2000 compliant. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications. There was no additional cost to the Company for the accounting software upgrade to be year 2000 compliant. Most other software programs used within the Company are considered to be year 2000 compliant. The Company has begun to develop and implement a plan to test year 2000 compliance in all of its systems, and to examine the effect of compliance by major vendors
and customers.   There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company might not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement these modification projects on a timely basis could have a material adverse effect on the Company's operations.


Analysis of Cash Flows

  Operating activities used approximately $1,862,000 in the first three quarters of fiscal 1999, which reflects a net loss of $145,400 and a decrease of $1,736,700 in cash provided to fund changes in working capital items offset by an increase of $20,100 in non-cash expenses. The decrease in cash to fund changes in working capital items was primarily due to an increase in accounts receivable of $1,284,000 and an increase in inventories of $884,00. The increase in accounts receivable was primarily due to an increase in billings in February 1999 as compared to May 1998, and the increase in inventories was principally due to the increase in contract backlog on February 28, 1999 as compared to May 31, 1998.

  Investing activities used $116,400 in the first three quarters of fiscal 1999. These activities consisted primarily of the acquisition of property, plant and equipment.

  Financing activities provided $90,500 in the nine months ended February 28, 1999. Financing activities consisted principally of advances from the accounts receivable factor offset by repayments of long term real estate debt.



                          PART II   OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

 (b) Reports on Form 8-K
        None

                                  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GENERAL KINETICS INCORPORATED



Date: April 14, 1999                        /s/ Larry M. Heimendinger
     ------------------------------         -----------------------------------
                                            Chairman of the Board
                                            (Principal Executive Officer)

Date: April 14, 1999                        /s/ Sandy B. Sewitch
     ------------------------------         -----------------------------------
                                            Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)