Form 10-K
period 1999-05-31
GENERAL KINETICS INC
filed 1999-09-13
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 1999                Commission File No. 0-1738

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

YES  [X]                                                                  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the voting stock held by non-affiliates     $ 408,496*
of the Registrant as of August 24, 1999

(* Executive officers, directors, and Registrant's ESOP were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
$.25 par value as of August 31, 1999, was                              6,718,925

                       Documents Incorporated by Reference
                       -----------------------------------

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 1999 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements in this Annual Report on Form 10-K under the caption "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, including, but not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. In addition, the Company's business, operations and financial condition are subject to substantial risks which are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.

                                     PART I

ITEM 1 - BUSINESS

(a)      General Development of Business

General Kinetics Incorporated (the "Company" or "GKI"), through its Electronic Enclosure Division (the "EED"), designs and manufactures high-quality precision enclosures for electronic systems, principally for sale to the U.S. Department of Defense and the U.S. Navy.

Over the years, the Company has operated a number of diversified businesses. The Company was founded in 1954 and its Common Stock became publicly traded in November 1961.

Beginning in December 1992, the Company's operations were financed to a significant extent by debt and equity investments made by clients of Gutzwiller & Partner, A.G.("Gutzwiller") or its successor, most recently in 1994. The Company understands that shares of its common stock and convertible debentures, which in past years have been reported as beneficially owned by Gutzwiller or its successor, are held by Gutzwiller or its succesor as nominee only for various underlying owners, none of which is a beneficial owner of five percent or more of the Company's Common Stock. As of May 31, 1999, clients of Gutzwiller or its successor had invested approximately $3 million in equity, and approximately $9.0 million in convertible debentures of the Company.

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


(b)      Financial Information About Industry Segments

Due to the sale of SCD and FTC during fiscal 1997, the Company is currently operating in a single industry segment.


(c)  Narrative Description of Business

ELECTRONIC ENCLOSURE BUSINESS

GENERAL

The Electronic Enclosure Division designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The EED is a manufacturing and engineering services group which produces build-to-print as well as custom engineered products. The EED has manufactured electronics-ready enclosures and mounting systems for over 30 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect electronic systems from shock and vibration sensitive electronic communication and detection equipment. The EED's principal customer for these products is the U.S. Navy which, directly or indirectly through its prime contractors, accounted for 92%, 91% and 98% of the Division's revenues in fiscal 1999, 1998 and 1997, respectively. The EED sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Northrop Grumman, Palomar Products, Lockheed Martin and DRS Laurel Technologies.

STRATEGY

The Company's long-term goals for the EED are to increase market penetration with the Department of Defense, and to expand into the non-government marketplace by targeting build-to-print or engineering design opportunities for enclosures and related products. In addition, the Company has begun efforts to enter the commercial enclosure marketplace by developing a catalog of commercial products and a network of sales representatives. The commercial catalog became available during the second quarter of fiscal 1999.

Management intends to use its current sales force and build on its reputation for quality to seek to expand sales to the U.S. Navy and other agencies within the government. The Company is also developing new outside sales representatives to help expand its current customer base. Also, the Company is exploring opportunities, using the current sales force and new outside representatives, in the non-government marketplace which has requirements for high end precision enclosures as well as related metal fabrication products. The Company does not expect the non-government marketplace to provide a significant portion of the Company's sales during fiscal 2000.

The Company plans to finance its strategy for Fiscal 2000 through cash on hand as of May 31, 1999, careful management of operating expenses, factoring accounts receivable to alleviate short-term cash requirements, and cash flow generated through operations. The Company is also looking for additional sources of financing to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year.


PRODUCTS

The EED's principal products are enclosures, such as racks and cabinets, consoles and mounting platforms for sophisticated electronic systems generally made in accordance with specific client requirements. The EED has developed a series of consoles and enclosures to offer as a commercial-off-the-shelf ("COTS") product to be sold to prime contractors for contracts in the defense community that require this type of enclosure. These consoles and enclosures provide an environment that makes it possible to use commercial electronics while meeting the need for combat ready systems.

The EED's production processes cover a wide range of operations, including high volume production using tight tolerance, military-specified engineering requirements. Military specifications for metal fabrication and machinery require geometric dimensioning to and from fabricated areas to datums within ten thousandths of an inch (.0001) of their true fabricated position, and the machining of parts to a size of plus or minus one thousandth of an inch (.001) of their specified dimension. Furthermore, the EED has in-plant facilities to test for radio frequency interference (R.F. testing) as is required to certify certain products. The EED fabricates metal cabinets and other products from sheet aluminum and steel and other metal components, all of which are readily available from numerous domestic suppliers. The manufactured products must satisfy the close-tolerance specifications of its customers and are subjected to in-house sound testing to ensure that the levels of noise emanating from the enclosures at various frequencies are within customer specifications. The EED's products have high visibility in such programs as AEGIS and other major U.S. Government programs.


As discussed above, the Company introduced a new catalog of commercial enclosures during fiscal 1999. The Company is attempting to market these products through a network of sales representatives targeting markets such as the broadcast and security industries. During fiscal 1999, shipments of enclosures to commercial customers totaled $54,000.


CUSTOMERS

During fiscal years 1999, 1998 and 1997 the EED has sold 92%, 91% and 98%, respectively, of its products to the U.S. Government, principally to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the EED, unless offset by greater market penetration or new sales to other government and commercial customers. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.


MARKETING AND SALES

The EED currently markets its products through a direct sales force and through outside agencies. In fiscal 2000 the EED expects to expand its sales effort, principally through outside agencies contracted as additional sales representatives. The EED also participates in industry trade shows as a means of contacting new and existing customers and introducing new products.


BACKLOG

The EED's contract backlog as of May 31, 1999 and May 31, 1998 was approximately $4.2 million and $1.9 million, respectively. The Company does not believe that seasonal fluctuations play a significant role in the backlog for the enclosure business.

The EED sells its products pursuant to both long and short-term contracts with scheduled backlog and delivery orders. Amounts are not carried in backlog until the related contracts receive government funding (in the case of government contracts) and, in any event, delivery orders are released to the Company. Once an order is received, production and delivery can be scheduled, but in some instances dates can be delayed by changing government requirements of government or commercial customers. During the second half of fiscal 1999, the EED experienced significant delays in shipping certain products, including both production delays and delays in acceptance by customers, as well as delays occasioned by customer changes and modifications.


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


RESEARCH AND DEVELOPMENT

The Company expensed approximately $59,200 during fiscal 1997, in connection with research and development with respect to the feasibility of potential new products or services, outside of the Company's present operating divisions, principally the new products and services being pursued by Link2It, LLC, in which the Company has an ownership interest. The Company has no further commitment for research and development expenditures related to these products in fiscal 2000. (See Note 16 to the Consolidated Financial Statements)

The Company does not expect the EED to engage in any significant research and development activities during fiscal 2000.

THE U.S. GOVERNMENT PROCUREMENT PROCESS

The majority of the Company's fiscal 1999 revenue from continuing operations was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Navy. Revenue from these sales represented approximately 92% of the Company's total revenue in fiscal 1999. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience. The Company estimates that substantially all of the EED's fiscal 1999 revenue was derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no terminations for convenience in fiscal 1997, 1998, or 1999. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default any contract awarded to the Company.

In connection with its efforts to compete for U.S. Government business, the Company has enjoyed certain statutory advantages as a consequence of its size, location and the American-made character of its products. Such advantages may not be available to the Company in the future. Although the Company believes that it will continue to qualify under these statutory provisions for the foreseeable future, the Company does not believe that the loss of such status would be likely to have a material adverse effect upon the Company.


The Company's sales to the U.S. Government are subject to numerous other factors beyond the Company's control that generally apply to other U.S. Government contractors, including fluctuations and delays resulting from the appropriations process, the outcome of competitions for contracts, and reductions in levels of military and other agencies' spending.


EMPLOYEES AND LABOR AGREEMENTS

As of May 31, 1999, the Company had 144 employees, all located in the United States. Of the 144 employees, 18 were salaried and 126 were paid by the hour. At that date, on a Company-wide basis, there were 3 employees in engineering, 1 employee in sales and marketing, 119 employees in manufacturing and assembly operations, and 21 employees in an executive capacity or in finance and administration. 96 of the Company's employees were represented by the International Brotherhood of Electrical Workers Union in Johnstown, Pennsylvania. The Company and the Union recently completed negotiating a five-year collective bargaining agreement that will expire on May 31, 2004. The Company considers its employee relations to be good.



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



SECURE COMMUNICATIONS DIVISION

As of December 5, 1996, GKI completed the sale of SCD to Cryptek, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. The SCD division had been in the business of manufacturing and selling secure facsimile machines and secure local area network products for customers handling classified information. The division incurred significant operating losses during fiscal 1997 and in each of the prior three fiscal years. Management believed that the resources likely to be involved in returning the division to profitability could more effectively be generated and utilized in connection with the development of the EED and other activities. In addition, the $1.75 million in cash proceeds received from the sale of the division at closing provided the Company with operating capital for its continuing business.

In December 1998, the Company entered into a settlement agreement with Cryptek Secure Communications ("Cryptek"), LLC, resolving differences arising out of Cryptek's purchase of GKI's former secure communications business. Pursuant to such settlement, Cryptek made an immediate principal payment of $25,000 on its outstanding promissory note to the Company and agreed to forego sublease rent owed by the Company through November 1998. The remaining principal amount of the Cryptek promissory note was reduced to $550,000 and the payment schedule for such note was revised and extended through 2002. In addition, the face value of the preferred membership interest in Cryptek held by the Company was reset at $900,000, and the requirement for redemption of such interest by Cryptek was extended through December 2002. Cryptek's pending action against the Company and the Company's counterclaims against Cryptek have been discontinued and mutual releases exchanged by the parties. The accompanying financial statements at May 31, 1999 and 1998 include a valuation reserve of $150,000 and $441,600, respectively, with respect to the note and related accrued interest.



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

Manufacturing facilities for the Company's EED are presently located in a building owned by the Company, a 56,000 square foot industrial manufacturing plant in Johnstown, Pennsylvania. A small portion of the Johnstown facility is leased to unrelated third parties. The Johnstown facility is subject to a mortgage held by a local banking institution.

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

ITEM 3 - LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceeding to which the Company is a party or of which any of their property is the subject.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                     PART II


ITEM 5 - MARKET FOR GKI COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock, $.25 par value per share, is quoted in the Over the Counter ("OTC") Bulletin Board service, under the symbol "GKIN". The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

Quarter Ended                            High              Low
-------------                            ----              ---

May 31, 1999                             .22               .08
February 28, 1999                        .23               .05
November 30, 1998                        .10               .04
August 31, 1998                          .16               .03


May 31, 1998                             .22               .05
February 28, 1998                        .22               .03
November 30, 1997                        .44               .13
August 31, 1997                          .31               .06




The approximate number of holders of record of the Company's Common Stock, $.25 par value, as of August 31, 1999, was 1,030.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following sets forth certain selected consolidated financial data for the five years in the period ended May 31, 1999. The consolidated statement of operations data for the fiscal years ended May 31, 1999, 1998, 1997 and the consolidated balance sheet data at May 31, 1999 and 1998 are derived from and are qualified by reference to the consolidated financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, included elsewhere, herein. The consolidated statement of operations data for the fiscal years ended May 31, 1996 and 1995 and the consolidated balance sheet data at May 31, 1997, 1996, and 1995 are derived from consolidated financial statements of the Company also audited by BDO Seidman, LLP, but not included herein. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                  Years ended May 31
                                 1995        1996        1997        1998      1999
                                 ----        ----        ----        ----      ----
                                       (in thousands, except per share data)
-------------------------------------------------------------------------------------
Income Statement Data:
-------------------------------------------------------------------------------------
Net Sales                     $  6,420    $  7,585    $  7,700    $  6,739   $  7,490
Cost of sales                    5,438       5,654       5,542       5,013      6,429
                              --------    --------    --------    --------   --------
Gross profit                       982       1,931       2,158       1,726      1,061
Selling, general,
 and administrative
 expenses                        1,663       1,668       1,470       1,153      1,724
Product R&D, and
improvement                          0          94          59           0          0
Provision for Note
 Receivable                          0           0           0         442         13
                              --------    --------    --------    --------   --------
Operating income
 (loss)                           (681)        169         629         131       (675)
Gain on sale of
 building                            0           0           0         192          0
Interest expense, net              463         335         336         250        241
                              --------    --------    --------    --------   --------
Income (loss) from con-
 tinuing operations             (1,144)       (166)        293          73       (916)
Income (loss) from dis-
 continued operations             (419)       (587)       (217)          0          0
                              --------    --------    --------    --------   --------
Income (loss) before
 extraordinary item             (1,563)       (753)         76          73       (916)
Extraordianr gain from
 debt extinguishment                 0           0           0         187         67
                              --------    --------    --------    --------   --------
Income (loss)
 before income taxes            (1,563)       (753)         76         260       (849)

Provision for
 income taxes                        0           0           0           6          0
                              --------    --------    --------    --------   --------

Net Income/(Loss)             $ (1,563)   $   (753)   $     76    $    254   $   (849)
                              ========    ========    ========    ========   ========

Basic Earnings Per Share:
 Income (loss) from
  continuing operations           (.18)      (.025)        .04         .01      (.136)
 Loss from discontinued
  operations                      (.06)      (.090)       (.03)        .00       .000
 Income from extraor-
  dinary item                      .00        .000         .00         .03       .010
Basic Earnings(loss)
 Per share                        (.24)      (.116)        .01         .04      (.126)
Weighted average common
 shares outstanding              6,509       6,509       6,659       6,719      6,719


Diluted Earnings Per Share:
 Income (loss) from
  continuing operations          (.045)      (.004)       .014        .005      (.136)
 Loss from discontinued
  Operations                     (.016)      (.023)      (.008)       .000       .000
 Income from extraor-
  dinary item                      .00        .000        .000        .008       .010
Diluted Earnings(loss)
 Per share                       (.061)      (.027)       .005        .013      (.126)
Weighted average common
 shares and dilutive equi-
 valents outstanding            25,509      25,509      25,509      24,909      6,719

Cash dividends
 per common share                    0           0           0           0          0

Balance Sheet and Other Data:

--------------------------------------------------------------------------------
                                                May 31,

                        1995        1996        1997        1998        1999
                      --------    --------    --------    --------    --------

Working capital       $  2,405    $  2,063    $  2,070    $  2,492    $  1,530
Cash                       212         364       1,482       1,923         307
Total assets             8,694       7,026       5,334       4,770       4,685
Net property, plant
  & equipment            1,747       1,482       1,249       1,015       1,016
Capital
  expenditures             155         188         157         288         174
Long-term
  liabilities           10,063      10,092       9,964       9,646       9,580
Total Stockholders'
  Deficit               (5,492)     (6,224)     (6,073)     (5,788)     (6,638)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth items from the Company's consolidated statements of operations from continuing operations for fiscal years 1997, 1998 and 1999 (each ended May 31), as a percentage of revenue.



                               Percent of Revenue
                               ------------------


                                             1997       1998       1999
                                            ------     ------     ------

Net sales                                    100.0%     100.0%     100.0%
                                            ------     ------     ------
 Gross profit                                 28.0%      25.6%      14.2%
 Operating expenses                          (19.8%)    (23.7%)    (23.2%)
                                            ------     ------     ------
Operating income (loss)                        8.2%       1.9%      (9.0%)
Interest expense                              (4.4%)     (3.7%)     (3.2%)
Gain on sale of Orlando Building               0.0%       2.8%       0.0%
Extraordinary item- debt extinguishment        0.0%       2.8%       0.9%
Loss from discontinued operations             (2.8%)      0.0%       0.0%
                                            ------     ------     ------
 Net income (loss)                             1.0%       3.8%     (11.3%)
                                            ======     ======     ======


RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

Continuing Operations

Net sales for fiscal 1999 were approximately $7.5 million as compared with $6.7 million for fiscal 1998, representing an increase of 11.9%. The increase in volume was primarily attributable to increased customer demand and increased sales and marketing efforts by the Company.

The principal customer for the Enclosure Division's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 92% of the EED's revenues in fiscal year 1999. The Company's sales to the United States government and its prime contractors represented approximately 92% and 91% of total net sales during the Company's fiscal years ended May 31, 1999 and May 31, 1998, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in United States government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States government defense spending in general will not have an adverse effect on sales of the Company's products in the future.

Gross profit for fiscal 1999 was approximately $1.1 million compared with approximately $1.7 million for fiscal 1998, representing a decrease of approximately 35.3%. Gross profit as a percentage of sales decreased from 25.6% in fiscal 1998 to 14.2% in fiscal 1999. The primary reasons for the decrease in gross profits were additional manufacturing costs associated with a large increase in monthly production requirements during the second half of fiscal 1999. Net sales for the second half of fiscal 1999 were approximately $5.1 million as compared to approximately $2.4 million during the first half of the fiscal year. The Company significantly increased payroll, overtime, and overhead costs in order to scale up to the higher production volume. There were significant manufacturing inefficiencies created as the Company increased production. In addition, as compared to fiscal 1998, the mix of contracts in fiscal 1999 included more commercial accounts and piece parts, which have lower profit margins than the Company's standard Navy type cabinets.

Operating expenses for fiscal 1999 were approximately $1.7 million compared with $1.6 million for fiscal 1998. Operating expenses as a percentage of net sales were approximately 23.2% in fiscal 1999 compared to approximately 23.7% in fiscal 1998. During fiscal 1998, operating expenses included a bad debt provision of $441,600, recorded during the fourth quarter, related to the Cryptek note receivable and related accrued interest. Selling, General & Administrative expenses increased from approximately $1.2 million in fiscal 1998 to approximately $1.8 million in fiscal 1999. The increase was principally due to an increase in sales, marketing, and development costs of approximately $225,000 related to the introduction of a new commercial product line, and an adjustment in fiscal 1998 in which certain accrued liabilities were reduced by approximately $336,000.

Other Income

During the fourth quarter of fiscal 1998, the Company sold its Orlando facility, and recognized a pretax gain on the sale of approximately $191,500. There was no such item in fiscal 1999.


Interest Expense

Interest expense decreased from approximately $249,500 in fiscal 1998 to approximately $241,300 in fiscal 1999. This small decrease occurred principally because the Company did not pay mortgage interest on a building in Orlando, Florida that was sold during the fourth quarter of fiscal 1998.


Extraordinary Item

In October 1998, the Company repurchased $100,000 of convertible debentures for $33,000 in cash. The gain from the extinguishment of debt, was recorded as an extraordinary item in the accompanying statement of operations for the year ended May 31, 1999.

In May 1998, the Company repurchased $300,000 of convertible debentures for $100,000 in cash. The gain from the extinguishment of debt was recorded as an extraordinary gain of $186,900, net of bond discount, in the accompanying statement of operations for the year ended May 31, 1998.

The net loss after extraordinary items was $849,100 for fiscal 1999 as compared to net income of $254,400 in fiscal 1998.



Income Taxes

The Company had no income tax provision in fiscal 1999 due to the net loss. Due to the available net operating loss carryforwards, there was no material income tax expense for fiscal 1998, nor were any additional income tax benefits available from the carryback for income taxes of net operating losses. The Company recorded a provision of $6,000 in 1998 related to alternative minimum tax. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization in fiscal 1999 and 1998. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%.




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

Interest Expense

Interest expense decreased from approximately $336,200 in fiscal 1997 to approximately $249,500 in fiscal 1998. The Company has financed its working capital needs with cash flow from operations plus available cash. The decrease was due to reduced borrowings. During fiscal 1998 the Company made no use of its accounts receivable financing facility.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. During the second half of fiscal 1999, the Company's expenditures for material and equipment, as well as payroll and related costs, rose substantially as the level of booked and anticipated orders increased. In order to generate the additional working capital required for these purposes, the Company must continue to generate orders and increase its level of shipments, which have not kept pace with the increased level of orders and expenditures in recent months. As a result, the Company faces severe liquidity problems.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its increased costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2000.

As of May 31, 1999, the Company had cash of approximately $300,000. The Company's liquidity was substantially diminished after year-end following two months in which the level of shipments was significantly lower than anticipated, while expenditures for payroll and materials remained high. The Company is taking steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. August shipments were back in line with anticipated levels.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2000. The Company will also seek additional financing to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain its level of sales, consistently make timely shipments and produce their products at adequate profit margins, or the Company will continue to face severe liquidity problems, and may be left without sufficient cash to meet its ongoing requirements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses and cash flow deficits in fiscal 1999. In addition, the Company has significant short-term cash commitments and additional short-term borrowing to fund these commitments is limited to accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The Company did not draw on this facility during fiscal 1998, but reinstated the facility during the second quarter of fiscal 1999. At May 31, 1999, the balance of advances due to Reservoir was $79,000. The Company expects to draw on this facility through fiscal 2000 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to reduce and control expenses and maintain increased shipment levels in order to meet these requirements.

The Company expects to spend approximately $50,000 during fiscal 2000 for software, hardware, and consulting services used to update its manufacturing, financial, accounting, and management information systems. Commitments under operating leases, net of sublessee income, amount to $66,000 in fiscal 2000. Current maturities of long term debt, including obligations under capitalized leases, amount to $106,200 in fiscal 2000.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, A.G. totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.


ANALYSIS OF CASH FLOWS

Operating activities used $1,448,900 in cash in fiscal 1999. This reflects a net loss of $849,100 plus $589,500 in cash to fund changes in working capital items plus $10,300 in non-cash expenses. The cash used to fund working capital items was principally due to an increase in accounts receivable of $942,100, and an increase in inventories of $442,400, offset by an increase in accounts payable of $741,400 during the fiscal year ended May 31, 1999. The increase in accounts receivable was due to the increase in shipments during the last quarter of fiscal 1999 compared to the corresponding period of fiscal 1998, and the increase in inventories was due to the increase in backlog at May 31, 1999 as compared to May 31, 1998. Accounts payable increased because of the increase in inventory in the fourth quarter and the increased backlog at May 31, 1999.

Investing activities used $149,400 in fiscal 1999. These activities consisted principally of acquired property, plant and equipment totaling $174,400, which included approximately $100,000 for hardware and software for an upgraded accounting and MIS system.

Financing activities used $17,600 in fiscal 1999. Net factored accounts receivable advances were approximately $79,000, which was offset by $96,600 used to repay certain bonds payable and long-term real estate debt.

Management believes that inflation did not have a material effect on the operations of the Company during fiscal 1999.


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

During the first quarter of fiscal 1999, the Company began updating its accounting software package to a version that contains modifications intended to make them year 2000 compliant. Management does not believe the Company will suffer any material loss of customers or other material adverse effects as a result of these modifications. There was no additional cost to the Company for the accounting software upgrade to be year 2000 compliant. Most other software programs used within the Company are considered to be year 2000 compliant. The Company has developed and has begun to implement a plan to test year 2000 compliance in all of its systems, and to examine the effect of compliance by major vendors and customers. The Company will, within the next 90 days, develop a contingency plan to be utilized in the event that its management information systems fail due to a year 2000 related issue. This plan will focus on temporary manual procedures to be used while the system issues are addressed. There can be no assurance, however, that the Company's systems will be rendered year 2000 compliant in a timely manner, or that the Company might not incur significant unforeseen additional expenses to assure such compliance. Failure to successfully complete and implement these modification projects on a timely basis could have a material adverse effect on the Company's operations.

Quantitative and Qualitative Disclosures About Market Risk

In the normal course of business, operations of the Company may be exposed to fluctuations in currency values and interest rates. These fluctuations can vary the cost of financing, investing, and operating transactions. Because the Company has only fixed rate long-term convertible debentures and no foreign currency transactions, there is no material impact on earnings from fluctuations in interest and currency exchange rates.



Accounting Pronouncements

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors And Stockholders
General Kinetics Incorporated
Chantilly, Virginia


We have audited the accompanying consolidated balance sheets of General Kinetics Incorporated and subsidiary as of May 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated and subsidiary as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained significant operating losses and cash flow deficits in fiscal 1999. In addition, the Company has significant short-term cash commitments and additional short-term borrowing to fund these commitments is limited to accounts receivable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                         /s/ BDO Seidman, LLP
                                                         BDO Seidman, LLP
Washington, DC
August 20, 1999

                         GENERAL KINETICS INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                          AS OF MAY 31, 1999 AND 1998

                                                                                      May 31,         May 31,
                                                                                       1999            1998
                                                                                  ------------    ------------
                                                       Assets
                                                       ------

Current Assets:
     Cash and cash equivalents                                                    $    307,400    $  1,923,300
     Accounts receivable, net of allowance of $208,000 in 1999 and 1998              1,502,800         560,700
     Inventories                                                                     1,285,600         740,500
     Prepaid expenses and other                                                         59,300           4,900
     Note Receivable, current                                                           70,000            --
     Note Receivable, affiliate, net of allowance of $87,500 and $0                     87,500         175,000
                                                                                  ------------    ------------
     Total Current Assets                                                            3,312,600       3,404,400
                                                                                  ------------    ------------

Property, Plant and Equipment                                                        2,942,800       2,780,800
Less:  Accumulated Depreciation                                                     (1,926,800)     (1,766,100)
                                                                                  ------------    ------------
                                                                                     1,016,000       1,014,700
Note Receivable, less current portion, net of
  allowance of $150,000 and $441,600                                                   330,000         350,000
Other Assets                                                                            26,600           1,200
                                                                                  ------------    ------------

     Total Assets                                                                 $  4,685,200    $  4,770,300
                                                                                  ============    ============

                     Liablilities and Stockholders' Deficit
                     --------------------------------------

Current Liabilities:
     Advances from factor                                                         $     79,000    $       --
     Current maturities of long-term debt                                               66,200         103,000
     Accounts payable, trade                                                           958,800         217,400
     Accrued expenses and other payables                                               638,900         591,900
                                                                                  ------------    ------------
     Total Current Liabilities                                                       1,742,900         912,300
                                                                                  ------------    ------------

Long-Term debt - less current maturities (including
     $8,654,700 and $8,708,300 of convertible debentures)                            9,304,400       9,369,300
Other long-term liabilities                                                            275,400         277,100
                                                                                  ------------    ------------
     Total Long-Term Liabilities                                                     9,579,800       9,646,400
                                                                                  ------------    ------------

     Total Liabilities                                                              11,322,700      10,558,700
                                                                                  ------------    ------------

Commitments and Contingencies

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 shares authorized                     1,811,500       1,811,500
         7,245,557 shares issued, 6,718,925 shares outstanding
     Additional Contributed Capital                                                  7,239,400       7,239,400
     Accumulated Deficit                                                           (15,238,200)    (14,389,100)
                                                                                  ------------    ------------
                                                                                    (6,187,300)     (5,338,200)
     Less:
               Treasury Stock, at cost (526,632 shares)                               (450,200)       (450,200)
                                                                                  ------------    ------------
     Total Stockholders' Deficit                                                    (6,637,500)     (5,788,400)
                                                                                  ------------    ------------

     Total Liabilities and Stockholders' Deficit                                  $  4,685,200    $  4,770,300
                                                                                  ============    ============

The accompanying notes are an integral part of the above statements.

                         GENERAL KINETICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED MAY 31, 1999, 1998, AND 1997

                                                          1999            1998            1997
                                                          ----            ----            ----

Net Sales                                           $  7,490,200    $  6,739,300    $  7,700,700
Cost of Sales                                          6,428,900       5,013,600       5,542,300
                                                    ------------    ------------    ------------
Gross Profit                                           1,061,300       1,725,700       2,158,400
                                                    ------------    ------------    ------------

Selling, General & Administrative                      1,723,600       1,152,600       1,470,100
Provision for Note Receivable                             12,500         441,600            --
Product Research, Development & Improvement                 --              --            59,200
                                                    ------------    ------------    ------------
Total Operating Expenses                               1,736,100       1,594,200       1,529,300
                                                    ------------    ------------    ------------

Operating Income (Loss)                                 (674,800)        131,500         629,100

Gain on sale of Orlando building                            --           191,500            --

Interest Expense                                        (241,300)       (249,500)       (336,200)
                                                    ------------    ------------    ------------

Income (loss) from continuing operations                (916,100)         73,500         292,900

Loss from discontinued operations                           --              --          (216,800)
                                                    ------------    ------------    ------------

Income(loss) before extraordinary item                  (916,100)         73,500          76,100

Extraordinary item -gain from debt extinguishment         67,000         186,900            --
                                                    ------------    ------------    ------------
Income (loss) before income taxes                       (849,100)        260,400          76,100

Provision for income taxes                                  --             6,000            --
                                                    ------------    ------------    ------------
Net Income (loss)                                   $   (849,100)   $    254,400    $     76,100
                                                    ============    ============    ============

Basic Earnings per Share:
     Earnings (loss) from continuing operations          ($0.136)   $      0.011    $       0.04
     Earnings (loss) from discontinued operations           --              --             (0.03)
     Earnings from extraordinary item                      0.010           0.028            --
                                                    ------------    ------------    ------------
  Basic Earnings (loss) per share                        ($0.126)   $      0.039    $       0.01
                                                    ============    ============    ============
 Weighted Average Number of Common Shares
   Outstanding                                         6,718,925       6,718,925       6,508,925

Diluted Earnings per Share:
     Earnings (loss) from continuing operations          ($0.136)   $      0.005    $      0.014
     Earnings (loss) from discontinued operations           --              --            (0.008)
     Earnings from extraordinary item                      0.010           0.008            --
                                                    ------------    ------------    ------------
  Diluted Earnings (loss) per share                      ($0.126)   $      0.013    $      0.005
                                                    ============    ============    ============
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                 6,718,925      24,908,925      25,508,925

The accompanying notes are an integral part of these consolidated statements.

                         GENERAL KINETICS INCORPORATED
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED MAY 31, 1999, 1998, AND 1997

                                                                Additional                                             Total
                                      Common Stock             Contributed      Accumulated         Treasury       Stockholders'
                                 Shares         Amount           Capital          Deficit             Stock           Equity
                                 ------         ------           -------          -------             -----           ------
Balance 5/31/96                7,035,557       1,759,000        7,186,900       (14,719,600)        (450,200)       (6,223,900)

Net Income                                                                           76,100                             76,100

Issuance of 150,00 shares        150,000          37,500           37,500                                               75,000
of common stock

                               ---------       ---------        ---------       -----------         --------        ----------
Balance 5/31/97                7,185,557       1,796,500        7,224,400       (14,643,500)        (450,200)       (6,072,800)

Net Income                                                                          254,400                            254,400

Issuance of 60,000 shares         60,000          15,000           15,000                                               30,000
of common stock

                               ---------       ---------        ---------       -----------         --------        ----------
Balance 5/31/98                7,245,557      $1,811,500       $7,239,400      ($14,389,100)       ($450,200)      ($5,788,400)

Net Loss                                                                          ($849,100)                         ($849,100)

                               ---------       ---------        ---------       -----------         --------        ----------
Balance 5/31/99                7,245,557       1,811,500        7,239,400       (15,238,200)        (450,200)       (6,637,500)
                               ---------       ---------        ---------       -----------         --------        ----------

The accompanying notes are an integral part of these consolidated statements.

                         GENERAL KINETICS INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED MAY 31, 1999, 1998, AND 1997

                                                                   1999           1998           1997
                                                               -----------    -----------    -----------
Cash Flows From Operating Activities:
Net Income/(Loss)                                              $  (849,100)   $   254,400    $    76,100
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                  173,100        167,000        207,000
    Extraordinary gain on debt extinguishment                      (67,000)      (186,900)          --
    Gain on disposition of discontinued operations                                   --         (117,000)
    Loss (Gain) on disposal of equipment                                         (218,700)          --
    Write off of accounts payable                                                (253,700)          --
    Amortization of bond discount                                   61,900         68,700         64,600
    Provision for doubtful accounts                                 87,500        441,600         40,000
    Write-off of note receivable                                   216,600           --             --
    Provision for inventory obsolescence                            60,000         60,000         60,000
    Write-off of inventory                                        (162,700)       (84,200)      (388,700)
    Write off of accrued liabilities                               (85,100)       (82,600)          --
  (Increase) Decrease in Assets:
    Accounts Receivable                                         (1,233,700)       450,300       (104,900)
    Inventories                                                   (442,400)       (66,800)       640,800
    Prepaid Expenses                                               (54,400)        15,100          4,900
    Other assets                                                   (25,400)       (19,600)       100,600
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                       741,400       (164,400)      (305,200)
    Accrued Expenses                                               132,100         27,100       (176,800)
    Other Long Term Liabilities                                     (1,700)        (7,900)        (7,300)
                                                               -----------    -----------    -----------
        Net cash provided by/(used) in Operating Activites      (1,448,900)       399,400         94,100
                                                               -----------    -----------    -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                    (174,400)      (287,700)      (157,000)
  Net proceeds from sale of property, plant and equipment                         573,600           --
  Collection of Notes Recievable                                    25,000
  Issuance of notes receivable                                                    (25,000)      (150,000)
  Net proceeds from disposition of discontinued operations            --             --        1,672,500
                                                               -----------    -----------    -----------
        Net cash  provided by/(used) in Investing Activities      (149,400)       260,900      1,365,500
                                                               -----------    -----------    -----------
Cash Flows from Financing Activities:
  Repayment of bonds payable                                       (33,200)      (100,000)          --
  Advances from Factor/Borrowings
    on Demand Notes Payable                                        687,400           --        1,543,900
  Repayments of Advances from Factor/
    Demand Notes Payable                                          (608,400)          --       (1,690,400)
  Borrowings on Long Term Debt                                        --             --           13,100
  Repayments on Long Term Debt                                     (63,400)      (119,300)      (208,000)
                                                               -----------    -----------    -----------
        Net cash used in Financing Activities                      (17,600)      (219,300)      (341,400)
                                                               -----------    -----------    -----------
Net change in cash and cash equivalents                         (1,615,900)       441,000      1,118,200
Cash and Cash Equivalents:  Beginning of Period                  1,923,300      1,482,300        364,100
                                                               -----------    -----------    -----------
Cash and Cash Equivalents:  End of Period                      $   307,400    $ 1,923,300    $ 1,482,300
                                                               -----------    -----------    -----------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                   $   175,100    $   204,300    $   355,088
    Income Taxes                                               $     7,100    $       800    $      --
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Reduction in paid in capital based on fair market
         value of ESOP shares                                  $      --      $      --      $   279,500
    Conversion of notes receivable to common stock             $      --      $    30,000    $      --

The accompanying notes are an integral part of the above statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF MAY 31, 1999 AND 1998

1. FUTURE PROSPECTS AND RECENT OPERATIONS:

General Kinetics Incorporated (The "Company" or "GKI") has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. During the second half of fiscal 1999, the Company's expenditures for material and equipment, as well as payroll and related costs, rose substantially as the level of booked and anticipated orders increased. In order to generate the additional working capital required for these purposes, the Company must continue to generate orders and increase its level of shipments, which have not kept pace with the increased level of orders and expenditures in recent months. As a result, the Company faces severe liquidity problems.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its increased costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2000.

As of May 31, 1999, the Company had cash of approximately $300,000. The Company's liquidity was substantially diminished after year-end following two months in which the level of shipments was significantly lower than anticipated, while expenditures for payroll and materials remained high. The Company is taking steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. August shipments were back in line with anticipated levels.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2000. The Company will also seek additional financing to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain its level of sales, consistently make timely shipments and produce their products at adequate profit margins, or the Company will continue to face severe liquidity problems, and may be left without sufficient cash to meet its ongoing requirements. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses and cash flow deficits in fiscal 1999. In addition, the Company has significant short-term cash commitments and additional short-term borrowing to fund these commitments is limited to accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In June 1993, the Company entered into a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. The Company did not draw on this facility during fiscal 1998, but reinstated the facility during the second quarter of fiscal 1999. At May 31, 1999, the balance of advances due to Reservoir was $79,000. The Company expects to draw on this facility through fiscal 2000 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to reduce and control expenses and maintain increased shipment levels in order to meet these requirements.

The Company expects to spend approximately $50,000 during fiscal 2000 for software, hardware, and consulting services used to update its manufacturing, financial, accounting, and management information systems. Commitments under operating leases, net of sublessee income, amount to $66,000 in fiscal 2000. Current maturities of long term debt, including obligations under capitalized leases, amount to $106,200 in fiscal 2000.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated.


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

In accordance with SFAS 121, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.


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


Comprehensive Income

On May 1, 1998, the Company adopted Statement of Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income as defined includes all changes to equity except those resulting from investments and distributions to owners. The Company has no items of comprehensive income to report.



Basic and Diluted Earnings Per Share

For fiscal 1998, the Company adopted Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion 15. SFAS 128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures (see Note 14) and stock options (see Note 15). Basic and diluted earnings per share are the same in 1999 because the impact of dilutive securities is anti-dilutive.



Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of May 31, 1999, the estimates used in the financial statements are adequate based on the information currently available.


Recent Accounting Pronouncements

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



3. NATURE OF BUSINESS:

After the sale of the Secure Communications Division ("SCD") and Food Technology Corporation ("FTC") during fiscal 1997, the Company has consolidated its operations into a single primary line of business: Electronic enclosures and precision equipment. The EED designs, manufactures, and sells specialty metal products such as precision enclosures and rack mounting systems for the installation of electronics.


4. DISCONTINUED OPERATIONS

During fiscal 1997, the Company disposed of its SCD and its FTC subsidiary.

Management believed that the resources likely to be involved in returning the division to profitability could more effectively be generated and utilized in connection with the development of the EED and other activities. In addition the $1.75 million in cash proceeds received from the sale of the division provided the Company with operating capital for its continuing business. The Company decided to exit the FTC business primarily because it was a small operation which was not related to the Company's primary business, and it had not experienced any significant growth in recent years.

The following table summarizes the revenues and earnings (loss) from these operations, including the gain on the sale of SCD.

                                            (in thousands)

                                                1997

Net sales:
  SCD                                         $ 1,626
  FTC                                             200
Income/(loss) from discontinued
  operations:
  SCD                                            (241)
  FTC                                             (93)
Gain on sale of SCD                               117
Net income/(loss) from discontinued
 Operations                                      (217)
Loss per share from discontinued operations
                                                ($.01)




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

       In December 1998, the Company entered into a settlement agreement with Cryptek Secure Communications ("Cryptek"), LLC, resolving differences arising out of Cryptek's purchase of GKI's former secure communications business. Pursuant to such settlement, Cryptek made an immediate principal payment of $25,000 on its outstanding promissory note to the Company and agreed to forego sublease rent owed by the Company through November 1998. The remaining principal amount of the Cryptek promissory note was reduced to $550,000 and the payment schedule for such note was revised and extended through 2002. In addition, the face value of the preferred membership interest in Cryptek held by the Company was reset at $900,000, and the requirement for redemption of such interest by Cryptek was extended through December 2002. Cryptek's pending action against the Company and the Company's counterclaims against Cryptek have been discontinued and mutual releases exchanged by the parties. The accompanying financial statements at May 31, 1999 and 1998 include a valuation reserve of $150,000 and $441,600, respectively, with respect to the note and related accrued interest.


         The consideration received by GKI for its secure communications business was determined in arms-length negotiations with Cryptek. GKI is not aware of any material relationship between it or any of its directors and officers, or between any affiliate or the directors or officers of any affiliate and Cryptek, that existed at the date of the disposition.

         Operating results of SCD for the year ended May 31, 1997 are shown separately as part of discontinued operations in the accompanying statements of operations. Net sales of SCD for the period ended December 5, 1996 were approximately $1.6 million. The net loss in the division for the period ended December 5, 1996 was approximately $240,700. These amounts are included as a discontinued operation in the accompanying statement of operations.

         Assets and liabilities of SCD consisted of the following at December 5, 1996:

                                   December 5, 1996
                                   ----------------

Accounts receivable                    $  365,532
Inventories                             2,391,214
Prepaid expenses                            1,547
Property, plant and Equip                 180,981
Other assets                              201,269
                                       ----------
         Total assets                   3,140,543
                                       ----------
Accounts payable                          582,023
Accrued expenses                          387,936
                                       ----------
         Net assets sold               $2,170,584
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

         In the transaction, GKI received approximately $139,000 in cash. In addition, the Company may receive royalties for a period of ten years based on total annual revenues from FTC in excess of $300,000. The purchaser also agreed to pay up to $10,000 of the Company's legal expenses for the transaction.

         The consideration received by GKI for FTC was determined in arms-length negotiations with the purchaser.

         Operating results of the FTC for the year ended May 31, 1997 are shown separately as part of discontinued operations in the accompanying statement of operations. Net sales of FTC for the year ended May 31, 1997 were approximately $.2 million. The losses for the division for the year ended May 31, 1997 were approximately $93,100. These amounts are included in discontinued operations in the accompanying statement of operations.

         Assets and liabilities of FTC consisted of the following at May 31, 1997:

                           May 31, 1997
                           ------------
Accounts receivable          $ 13,726
Inventories                   153,693
Property, plant and Equip       1,634
                             --------
         Total assets         169,053
                             --------
Accounts payable               18,854
Accrued expenses               13,057
         Net assets sold     $137,142
                             ========


         The Company did not realize any gain or loss on the sale of FTC.


5. CREDIT  RISK

For the years ended May 31, 1999, 1998, and 1997, the Company's net sales to the U.S. government and/or subcontractors accounted for 92%, 91%, and 98%, respectively, of consolidated net sales. A substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in department of defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's EED business is intense as it primarily operates in a mature industry. The Company's uncollectible receivables have historically not been material. The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality institutions.


6.        INVENTORIES

Inventories consist of the following:

                              May 31,
                         ---------------
                        1999          1998
                        ----          ----

Work in process     $ 1,092,200    $   675,000
Raw materials           352,600        327,400
Valuation reserve      (159,200)      (261,900)
                    -----------    -----------
          Total       1,285,600        740,500
                    ===========    ===========

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






7.  PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following on May
31:

                                              1999                  1998
                                            --------               ------

Machinery and equipment                 $  1,271.600          $    1,172,600

Buildings and improvements                   908,700                 908,700

Furniture and fixtures                       673,700                 613,000

Transportation equipment and other
                                              88,800                  86,500
                                          ----------               ---------
                                           2,942,800               2,780,800
  Less- Accumulated
   depreciation and
   Amortization                            1,926,800               1,766,100
                                          ----------               ---------

     Net property, plant and
       equipment                         $ 1,016,000             $ 1,014,700
                                          ==========               =========

Depreciation expense for the years ended May 31, 1999, 1998, and 1997 was $173,100, $167,000, and 447,700, respectively.


8. DISPOSTION OF ORLANDO FACILITY

During the fourth quarter of fiscal 1998 the Company sold its 38,500 square foot industrial manufacturing plant in Orlando, Florida to an unrelated third party for $625,000. The Company realized a pretax gain of approximately $191,500 on the disposition of the Orlando facility.

During fiscal 1998 and 1997, approximately 2% of the Company's sales were manufactured in the Orlando facility, and the Company believes that the Johnstown facility is adequate to meet its current production requirements.


9. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consists of the following on May 31:

                                                   1999                  1998
                                                ---------               ------


Employee vacations                               231,000                184,500

Salaries and wages                               109,800                 56,100

Other                                            298,100                351,300
                                                ----------           ----------
                                            $    638,900         $      591,900
                                                ==========           ==========



10. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:


                                                               1999                            1998
                                                             --------                         ------
Subordinated Debt Originally Issued for
Clients of Gutzwiller and Partner, A.G.

1994 Convertible Subordinated
Debentures                                                     8,995,000                     9,095,000


     Other

Real estate mortgage collateralized by
first deed of trust and security interest
in certain real property. Payable in 180
equal installments through November 2006,
plus interest at prime plus 1.0% (9.25%
at May 31, 1999).                                               657,700                        717,000


Other notes payable and capitalized
leases with interest rates between 7% and
15.7% at May 31, 1999, and approximate
monthly aggregate payments of $8,800.                            42,800                        47,000
                                                              ---------                     ----------
                                                         $    9,695,500                $     9,859,000


       Less: Current Maturities                                ( 66,200)                      (103,000)
       Unamortized discount on
        Debentures                                             (324,900)                      (386,700)
                                                              ----------                    ----------
 Long-term debt                                           $    9,304,400               $     9,369,300
                                                              ==========                    ==========

The amount of unamortized discount on Convertible Debentures originally issued to clients of Gutzwiller and its successor at May 31, 1999, is as follows:

                                     Face         Unamortized       Carrying
                                  Amount Due       Discount          Amount
                                  ----------       --------          ------

Convertible Debentures            $8,995,000       $324,900        $8,670,100


In connection with the restructuring of the debt, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The total amount of discount amortization for the years ending May 31, 1999 and 1998 was $61,800 and $81,800, respectively.

In August 1997, $30,000 of convertible debentures were converted to 60,000 shares of common stock. In May 1998, the Company repurchased $300,000 of convertible debentures for $100,000 in cash. The gain from the extinguishment of debt was recorded as an extraordinary gain of $186,900, net of bond discount, in the accompanying statement of operations for the year ending May 31, 1998. In October 1998, the Company repurchased $100,000 of convertible debentures for $33,000 in cash. The gain from the extinguishment of debt recorded as an extraordinary gain of $67,000 in the accompanying statement of operations for the year ended May 31, 1999.

The convertible debentures mature in 10 years (2004), are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable in arrears at maturity. The conversion feature of the financing was approved by the Company's shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the convertible debentures. Shares issuable upon conversion of such convertible debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.


Other Real Estate Mortgage Loans

The Company has a real estate mortgage agreement on the Company's Johnstown facility that contains certain covenants which include restrictions on capital expenditures and dividend payments and a requirement that the Company maintain certain financial ratios (including minimum tangible net worth and total liabilities to tangible net worth). The Company was in violation of certain loan covenants as of May 31, 1999; however, the lender has agreed to waive the violations through May 31, 2000.

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

Future principal maturities of debt are as follows:

     Year Ending
       May 31,


         2000                                                  66,200
         2001                                                  69,900
         2002                                                  76,700
         2003                                                  84,100
         2004                                                  92,200
         Thereafter                                         9,306,400
                                                           ----------
                                                          $ 9,695,500
                                                           ==========


11. INCOME TAXES:

Due to the net loss in fiscal 1999 and the available net operating loss carryforwards, there was no material income tax expense for fiscal 1999 and 1998, nor were any additional income tax benefits available from the carryback of net operating losses. The Company recorded a provision for income taxes of $6,000 in 1998 related to alternative minimum tax. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 1999, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended May 31, 1999, 1998, and 1997, is as follows:

                                           1999          1998           1997
                                           ----          ----           ----

Tax provision (benefit) at
 statutory rates                        $(289,000)       $89,000    $  26,000

Non deductible related party
 interest expense                          32,000         32,000       32,000

Generation (utilization) of net
  operating loss carryforward and
  change in valuation allowance           257,000       (115,000)    ( 58,000)
                                        ---------       ---------    --------
                                        $       -      $   6,000    $       -
                                       ==========      =========    =========

The primary difference between income (loss) for financial reporting purposes and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, accrued professional fees, deposits on contracts, and research and development expenses, which are currently deductible for income tax purposes.

Principal items comprising deferred income tax assets and liabilitities, at May 31, are as follows:

                                               1999           1998
                                               ----           ----

Net operating loss carryforward            $ 3,926,000    $ 3,481,000
R & D and other credit carryforwards           145,000        148,000
Purchased R & D costs                          (56,000)       (46,000)
Inventory reserves                              48,000        105,000
Allowance for doubtful accounts                 78,000         79,000
Excess financial statement depreciation        (11,000)        (1,000)
Accrued Vacations                               88,000         70,000
Other accrued liabilities                       40,000          8,000

Accrued professional fees                        9.000         79,000
Allowance for Note Receivable                   90,000        190,000
Deferred compensation                          105,000        105,000
                                           -----------    -----------
Total deferred tax assets                    4,462,000      4,218,000

 Valuation allowance                        (4,462,000)    (4,218,000)
                                           -----------    -----------
                  Net deferred tax asset    $     --       $     --
                                           ===========    ===========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 1999, the Company has net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $10,332,000, which expire at various dates through 2010. The Company has research and development, and other credit carryforwards for Federal income tax reporting purposes of approximately $380,000.


12. COMMITMENTS:

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

At May 31, 1999, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

     Year Ending
       May 31,

        2000                           $ 85,900
        2001                             74,400
        2002                             10,900
        2003                                300

                                      ---------
                                        171,500
        Less-sublease
          income (through
          May 31, 2001)                  35,900
                                      ---------
                                       $135,600
                                      =========


Amounts charged to operations for operating leases amounted to $49,300, $53,300, and $119,200, for the years ended May 31, 1999, 1998 and 1997, respectively. These amounts were offset by annual sublease income of approximately $19,600, $31,700, and $35,100, respectively.


13. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 1999:


Defined Contribution Plans

The Company has a defined contribution plan covering its union employees. Total related pension expense charged to income was approximately $77,300, $66,900, and $58,300, in fiscal 1999, 1998 and 1997, respectively. The plan, as required by a union contract, required the Company to make an annual contribution equal to 5 percent of the individual union employee's earned wages. As negotiated in the new collective bargaining agreement, the Company has agreed to replace the defined contribution plan with a 401(k) plan covering its union employees effective August 1, 1999. The Company has agreed to make matching contributions of up to 5% of the individual union employee's pretax salary deferral.

In 1992, the Company adopted a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary.

Total related expenses charged to income were approximately $11,900, $9,100, and $17,400, for fiscal years 1999, 1998 and 1997, respectively.

Employee Stock Ownership Plan ("ESOP") and Trust Agreement

The Company has a noncontributory, qualified ESOP plan covering its nonunion, full-time employees, who are at least 21 years of age. On April 19, 1991, the Company funded the ESOP through a borrowing with its principal bank in the amount of $1,500,000. The ESOP used the proceeds of a $1,500,000 loan from the Company to purchase approximately 171,500 newly issued common shares of the Company. The shares are shown as outstanding in the consolidated balance sheet. These shares were earned and allocated to eligible employees over a five-year period. As of May 31, 1997, all of the shares were earned and allocated.


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

Compensation related to this plan totaled approximately $36,700, $30,400, and $38,400, in fiscal 1999, 1998 and 1997, respectively. As of May 31, 1999, 1998 and 1997, deferred compensation recorded in the consolidated balance sheets was approximately $275,400, $277,100, and $285,400, respectively, and was all attributable to retirees currently receiving benefits.


14. EARNINGS PER SHARE:

In fiscal 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. The 1997 earnings per share amount has been restated in accordance with SFAS No. 128. Earnings per share have been computed using the weighted average number of common shares outstanding.




FOR THE YEAR ENDED                         May 31, 1998

                              Income          Shares        Per Share
                            (Numerator)    (Denominator)      Amount
                            ----------      -----------       ------

BASIC EPS

Net Income                  $  254,400       6,718,925      $   0.04

Effect of Dilutive
 Securities:

  Convertible debentures        58,900      18,190,000

DILUTED EPS

Income available to
 Common Stockholders
 plus assumed conversions   $  313,300      24,908,925     $   0.01



FOR THE YEAR ENDED                         May 31, 1997

                              Income          Shares        Per Share
                            (Numerator)    (Denominator)     Amount
                            ----------      -----------       ------

BASIC EPS

Net Income                  $   76,100       6,658,925    $    0.01

Effect of Dilutive
 Securities:

  Convertible debentures        58,900      18,850,000

DILUTED EPS

Income available to
 Common Stockholders
 plus assumed conversions   $  135,000      25,508,925   $    0.005

Options to purchase 752,777 shares of common stock were outstanding during the year but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares.


15. STOCK OPTIONS:

The Company has six incentive stock option plans under which stock options may be granted. The Company has reserved 2,100,000 common shares for issuance under these plans. Under all six plans, options are granted for periods up to ten years and at the fair market value at the date of grant. Canceled options become available for new grants upon cancellation.

The 1989 Stock Option Plan was approved by the stockholders on November 30, 1989. Under the 1989 plan, of the 150,000 options available, 7,250 options have been granted at an average exercise price of $7.00. No options were exercised under this plan during the past three fiscal years. There are 5,500 outstanding options under this plan as of May 31, 1999.

The 1990 Stock Option Plan was approved by the stockholders on November 13, 1990. Under the 1990 plan, 100,000 options are available for grant. There are no options outstanding under this plan, as of May 31, 1999. No options were exercised under this plan during the prior three fiscal years.

The 1991 Stock Option Plan was approved by the stockholders on November 19, 1991. Under the 1991 plan, 375,000 options are available for grant through November 18, 2001, with no more than 125,000 options granted in any one fiscal year. There are 36,500 options outstanding and exercisable at May 31, 1999 at an average exercise price of $.83.

The Company adopted the 1991 Nonemployee and Directors Stock Option Plan on November 19, 1991. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 100,000 shares of the Company's common stock. Options may be granted through November 18, 2001. As of May 31, 1999, there are no options outstanding.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year. During fiscal 1999, 5,000 shares were issued at an exercise price or $.15. At May 31, 1999 there are 48,277 options, net of cancellations, outstanding, of which 45,777 are currently exercisable at an average price of $.45.

The 1994 Nonemployee and Directors Stock Option Plan was approved by stockholders on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company's common stock. Options may be granted through October 28, 2004. There were 42,500 options granted under this plan during the fiscal year ended May 31, 1999 at an exercise price of $.15 per share. There were 162,500 options granted under this plan during fiscal year 1995 at an exercise price of $.6875 per share. Additionally, 325,000 incentive stock options were granted to nonemployee directors during 1995 at an exercise price of $.6875. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. There are a total of 662,500 options outstanding, of which 316,250 are exercisable at May 31, 1999 at an average exercise price of $.44.

A summary of the option plans is as follows for the years ended May 31 :

                                 1999           1998          1997
                               --------       --------       ------
Options outstanding June 1,      714,527       645,277       799,193
  Granted                         42,500        62,500        32,500
  Exercised                            0             0             0
  Canceled                        (9,250)       (3,250)     (186,416)
                              ----------    ----------    ----------
Options outstanding
   at end of period              752,777       714,527       645,277
                              ----------    ----------    ----------
Options exercisable
   at end of period              404,027       335,777       237,777
                              ==========    ==========    ==========
Options available
     for grant                 1,382,223     1,355,473     1,424,723
                              ==========    ==========    ==========

Exercise price range of
  options granted                    .15      $.09-.29    $      .06
                              ==========    ==========    ==========
Price range of options
  Exercised                         --            --            --
                              ==========    ==========    ==========
Exercise price range of
  Outstanding
  options                     $.06-$7.00    $.06-$7.00    $.06-$7.00
                              ==========    ==========    ==========


The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. For SFAS 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 5.53%, 5.77% and 6.45% and expected volatility of 50% for the years ended May 31, 1999, 1998 and 1997, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.04, $.05 and $.46 for fiscal 1999, 1998 and 1997, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                         1999           1998         1997
                                    -----------------------------------------

Net Income(Loss):
         As reported                $  (849,100)   $   254,400   $    76,100
         Pro forma                     (851,200)       251,900        61,277

Basic Earnings(Loss)  per share:
         As reported                $     (0.13)   $       .04   $       .01
         Pro forma                  $     (0.13)   $       .04   $       .009

Diluted Earnings(Loss) per share:
         As reported                $     (0.13)   $       .01   $       .003
         Pro forma                  $     (0.13)   $       .01   $       .002

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

In consideration of, among other things, the foregoing amounts advanced by the Company through January 21, 1997, in the total amount of approximately $205,500, the Company received a common membership interest in Link2It representing 10% of the total and a convertible preferred membership interest in Link2It with a face amount of $112,500 convertible into 9% of the total membership interests (subject to adjustment under certain circumstances as described below). In addition, the Company provided Link2It with $150,000 reflected in convertible promissory notes due one year from the date of issuance and bearing interest at 9 1/4% per annum. An additional $100,000, of which $25,000 was released, was provided to become available upon the satisfaction of certain agreed upon conditions. In January 1998, the Company extended the due date of all of the promissory notes to January 21, 1999 and, among other things, its obligation to fund additional amounts was terminated. In January 1999, the Company again extended the repayment period, and such loans are now scheduled to mature on January 21, 2000 in consideration of a complete release from any remaining funding obligation and the issuance of warrants to acquire additional common membership interest in Link2It. Due to the delays in the introduction of Link2It's proprietary products into the marketplace and the extended repayment period of the loans, the accompanying financial statements at May 31, 1999 include a valuation reserve of $87,500 with respect to the notes.

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

The terms of the Company's investment in Link2It were approved by Board of Directors of the Company as a whole.

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

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                                                (000's)
                           May 31, 1999                     May 31, 1998
                     -------------------------         ------------------------
                      Carrying      Estimated           Carrying     Estimated
                       Amount       Fair Value           Amount      Fair Value

Bonds Payable          $(8,995)     $(3,955)           $(9,095)      $(3,414)


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                    PART III


The information required by Part III (Items 10 through 13) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 1999 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                                      PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      1.       Financial Statements
                  Included in Part II, Item 8 of this report:

                  Consolidated Balance Sheets as of May 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended May 31, 1999, 1998 and 1997

                  Consolidated Statements of Stockholders' Deficit for the years ended May 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows for the years ended May 31, 1999, 1998 and 1997

                  Notes to the Consolidated Financial Statements

         2. Financial Statement Schedule Included in Part IV of this report:

                  Financial Statements and Supplementary Data for the years ended May 31, 1999, 1998, and 1997:

                  Schedule II - Schedule of Valuation and Qualifying Accounts Accounts

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 1999.


(c)      Exhibits

Exhibit Number              Description                                                   Note No.
--------------              -----------                                                   --------
        2.1                 Agreement between GKI and Link2It, L.L.C. dated as of             (17)
                            January 21, 1997



        3.1                 Articles of Incorporation                                          (1)

        3.2                 Articles of Incorporation, as amended at the Annual                (7)
                            Meeting of GKI shareholders on November 19, 1991

        3.3                 Articles of Incorporation, as amended at the Annual               (16)
                            Meeting of GKI shareholders on October 28, 1994

        3.4                 By-Laws                                                            (1)

        3.5                 By-Laws, as amended at a Board of Directors meeting on
                            September 24, 1992                                                 (7)

        3.6                 By-Laws, as amended at a Board of Directors meeting on            (12)
                            March 2, 1994

        3.7 By-Laws, as amended at a Board of Directors meeting on January 19, 1995

        4.1                 Agreement by and between GKI and Gutzwiller & Partner,             (7)
                            A.G., dated October 20, 1992, and a letter of
                            clarification regarding such agreement from Edward J.
                            Stucky to David A. Shaw, dated October 23, 1992

        4.2                 Form of Convertible Subordinated Debentures Issued to              (8)
                            Gutzwiller & Partner, A.G., on December 14, 1992 with an
                            effective date of October 20, 1992

        4.3                 Form of 4% Subordinated Debentures, Series A, due March            (9)
                            30, 1994

        4.4                 Form of 4% Subordinated Debentures, Series B, due March            (9)
                            30, 1995



        4.5                 Form of 4% Subordinated Debentures, Series C, due August           (9)
                            15, 1994

        4.6                 Form of Convertible Debentures Issued to Gutzwiller &             (14)
                            Partner, A.G., dated August 14, 1994.


       10.1*                1988 Stock Option Plan                                             (2)

       10.2                 Agreement and Plan of Merger
                            and Reorganization dated
                            August 31, 1990                                                    (1)

       10.3*                1991 Executive Bonus Plan                                          (5)



       10.6*                1991 Stock Option Plan                                             (4)

       10.7*                1991 Nonemployee and Directors Stock Option Plan                   (4)

       10.8*                401(k) Retirement, Investment & Savings Plan                       (7)

       10.9*                1989 Stock Option Plan                                             (5)

       10.10*               1990 Stock Option Plan                                             (5)

       10.11*               1994 Stock Option Plan                                            (15)

       10.12*               1994 Nonemployee and Directors Stock Option Plan                  (15)


       10.13                Verdix Asset Purchase Agreement dated October 1, 1993             (10)


       10.14                Amendment to Verdix Asset Purchase Agreement dated                (11)
                            January 26, 1994



       10.15                Asset Purchase Agreement between General Kinetics                 (18)
                            Incorporated and Cryptek Secure Communications, LLC, a
                            Delaware limited liability company, dated as of November
                            1, 1996


       16.0                 Letter re Change in Certifying Accountants                         (3)


       16.1                 Letter re Change in Certifying Accountants                        (13)


       21.1                 List of Subsidiaries                                              (16)

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


(d)      Schedules

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE



GENERAL KINETICS INCORPORATED



The audits referred to in our report, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, to General Kinetics, Inc. dated August 20, 1999 which is contained in
Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index for each of the three years in the period ended May 31, 1999. Our responsibility is to express an opinion on the financial statement schedule based on our audits.


In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                                                BDO Seidman, LLP


Washington, DC
August 20, 1999

                                                                     Schedule II

                          GENERAL KINETICS INCORPORATED
                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED MAY 31, 1999, 1998, AND 1997


                                             Balance at        Charged to       Charged to                         Balance at
                                            beginning of        costs and         other                              end of
               Description                     period            expenses        accounts            Deductions      period
               -----------                     ------            --------        --------            ----------      ------
FOR THE YEAR ENDED MAY 31, 1999:

Inventory Reserve                              261,900            60,000           (162,700)              0           159,200

Allowance for doubtful accounts                208,000                 0                  0               0           208,000

Note Receivable Reserve                        441,600            87,500           (291,600)              0           237,500


FOR THE YEAR ENDED MAY 31, 1998:

Inventory Reserve                              286,100            60,000            (84,200)              0           261,900

Allowance for doubtful accounts                208,000                 0                  0               0           208,000

Note Receivable Reserve                              0           441,600                  0               0           441,600


FOR THE YEAR ENDED MAY 31, 1997

Inventory Reserve                              614,800            60,000           (388,700)              0           286,100

Allowance for doubtful accounts                249,700            40,000            (81,700)              0           208,000

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GENERAL KINETICS INCORPORATED


By:       /s/ Larry M. Heimendinger
          ---------------------------------------------
          Larry M. Heimendinger, Chairman of the Board
          (Principal Executive Officer)


Date:     September 13, 1999
          ---------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry M. Heimendinger 9/13/99   /s/ Sandy B. Sewitch   9/13/99
---------------------------------   ---------------------------------------
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




/s/ Marc E. Cotnoir                                  September 13, 1999
------------------------------                       ------------------
Marc E. Cotnoir, Director                            Date





/s/ Richard J. McConnell                             September 13, 1999
-------------------------------                      ------------------
Richard J. McConnell, Director                       Date





/s/ Thomas  M. Hacala                                September 13, 1999
-------------------------------                      ------------------
Thomas M. Hacala, Director                           Date