Form 10-K/A
period 1999-05-31
GENERAL KINETICS INC
filed 1999-09-28
CIK 40675

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

      Title of Each Class
      Common Stock with par value of 25 cents per share


                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  X                                                                           NO
                     -----

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

                                         Documents Incorporated by Reference

                  None

                           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                                        DIRECTORS AT MAY 31, 1999

Name and Positions                                                   Business Experience                           Director
With the Company                      Age                         During The Last Five Years                        since
----------------                      ---                         --------------------------                        -----
Larry M. Heimendinger                 55       Mr. Heimendinger has acted as the Chairman of the Board of          March, 1994
Chairman of the Board                          Directors of the Company since he was elected to that position in March of 1994.  In accordance with the Amended and Restated
(Class I)                                      Bylaws of the Company, Mr. Heimendinger has been performing the duties of the President and chief executive officer through his position as Chairman of the Board and will continue to do so until such time as a replacement for President and chief
                                               executive officer is elected and qualified. Mr. Heimendinger is also a founder of Link2It, LLC (See Certain Relationships and
                                               Related Transactions).  Mr. Heimendinger previously served as
                                               President and chief operating officer of Nantucket Corp., a privately held software company, and after that company's
                                               acquisition by Computer Associates International was associated with Computer Associates, most recently as its Director of
                                               Product Strategy.  Before joining Nantucket, Mr. Heimendinger was the President and CEO of Origin, Inc., a company that
                                               produced and marketed personal computer software for the
                                               banking industry.  Mr. Heimendinger is the author of Advanced
                                               d Base IV and Advanced Clipper, books published by Brady Books, and is a computer industry conference and seminar speaker
                                               worldwide.

Thomas M. Hacala                      54       Mr. Hacala has been the President of Seating Technology , a         February,
(Class I)                                      marketing and consulting company specializing in the                1998
                                               Asian/European office furniture industry, since 1991.  Mr.
                                               Hacala is a member of Class I of the Board of Directors.

Marc E. Cotnoir                       50       Mr. Cotnoir has been an independent consultant, providing           March,
                                               business and strategic planning support and systems engineering     1994
                                               consulting, for a wide range of clients since 1988.  Mr.
                                               Cotnoir was Vice President for Marketing, Sales, and Service
                                               for VideoSite Incorporated from September 1997 to July 1998.
                                               Prior to 1988, Mr. Cotnoir had extensive experience,


                                               both within private industry and in the U.S. Air Force, with         March,
                                               computer and communications technology.  Mr. Cotnoir is a            1994
                                               member of Class II of the Board of Directors.
Richard J. McConnell                  39       Mr. McConnell has been the President of Square Systems, Corp., a research and development firm specializing in advanced
                                               software systems, since 1986.  Mr. McConnell is also a founder of Link2It, LLC (See Certain Relationships and Related
                                               Transactions).  Mr. McConnell has been involved in research and development in the computer software industry since 1981.  Mr.
                                               McConnell is a member of Class III of the Board of Directors.




                         EXECUTIVE OFFICERS AND CERTAIN
                      SIGNIFICANT EMPLOYEES OF THE COMPANY

                  The names, ages, and positions of the executive officers of the Company are listed below.

Name                                          Age               Position
----                                          ---               --------

Larry M. Heimendinger                          55               Chairman of the Board
                                                                (performing duties of President
                                                                and chief executive officer)

Richard E. Munczenski                          57               Vice President and General Manager

Sandy B. Sewitch                               42               Chief Financial Officer

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

                  To the Company's knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except certain inadvertent filing delinquencies which have been corrected as set forth below:

                  Under Rule 16a-3(f) every person who at any time during the fiscal year was subject to Section 16 is required to file a Form 5 within 45 days after fiscal year end, unless all transactions otherwise required to be reported on Form 5 have been reported before the due date of such form. During fiscal year 1999, Messrs. Heimendinger, Cotnoir, McConnell, and Hacala did not timely report the respective stock options granted to them under the Company's 1994 Nonemployee and Directors Stock Option Plan in the last fiscal year. It is the Company's understanding that these Section 16(a) reporting delinquencies have since been corrected.



                         ITEM 11. EXECUTIVE COMPENSATION

                  The information under this heading relates to the chief executive officer, chief financial officer, and vice president for fiscal year 1998. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer."

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

                                            SUMMARY COMPENSATION TABLE


                                                     ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                    --------------------------------------------------     -----------------------------------
NAME AND PRINCIPAL                                                        OTHER ANNUAL                            ALL OTHER
POSITION                      YEAR        SALARY            BONUS         COMPENSATION     NUMBER OF OPTIONS     COMPENSATION
-------------------           ----        ------            -----         ------------     -----------------     ------------
Larry M. Heimendinger(1)     1999            $ 0            $ 0                 $ 0                12,500           $ 0
Chairman of the Board        1998              0              0                   0                12,500             0



                             1997              0              0                   0                12,500             0

Sandy B. Sewitch (2)         1999      $ 108,000            $ 0              $4,800                     0           $ 0
Chief Financial Officer      1998        101,958              0               4,800                     0             0
                             1997         93,500              0               4,800                     0             0

Richard E. Munczenski(3)     1999        $95,000        $15,000              $2,450                     0            $0
Vice President               1998         90,843         20,000               4,200                     0             0
                             1997         85,000         15,906               4,200                     0             0

(1) Larry Heimendinger serves as the Company's Chairman of the Board, for which he has received no salary compensation since being elected to that position in March 1994. Since the resignation of the Company's former President, in March 1994, the Company has not had a President. In accordance with the Company's Bylaws, until a new President is elected and qualified, the Company's Chairman performs the duties of that office.

(2) The "Other Annual Compensation" for Sandy Sewitch includes a car allowance of $4,800 for each year listed.

(3) The "Other Annual Compensation" for Richard Munczenski includes a car allowance of $4,200 for 1997 and 1998, and $2,450 for seven months of fiscal 1999. Thereafter, Mr. Munczenski was provided with a company leased car which was used substantially exclusively for company business during the remainder of fiscal 1999.



                 INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                             DURING FISCAL YEAR 1999

                                         PERCENT OF                                            POTENTIAL OF REALIZABLE
                                            TOTAL                                                       VALUE
                            NUMBER         OPTIONS                                            AT ASSUMED ANNUAL RATE OF
                              OF         GRANTED TO                                            STOCK PRICE APPRECIATION
NAME OF EXECUTIVE           OPTIONS     EMPLOYEES IN                                               FOR OPTIONS TERM
OFFICER                     GRANTED        FY 1999          EXERCISE      EXPIRATION      ------------------------------
-----------------           -------     ------------         PRICE           DATE               5%                10%
                                                            ---------     ----------            --                ---
Larry M. Heimendinger        12,500(1)  26.3% (2)          .15              6/01/09             $1,175           $2,988

Sandy B. Sewitch                  0      ---               ---               ---                   ---              ---

Richard E. Munczenski             0      ---               ---               ---                   ---              ---

(1) 75% of such options have vested and are currently exercisable. The remaining 25% will vest on May 31, 2000.

(2) Mr. Heimendinger is not an employee of the Company. However, for purposes of the calculation of the percentages, his options have been included in the aggregate total employee options granted.

            FY-1999 OPTIONS EXERCISE AND FY-1999 YEAR-END VALUE TABLE

                                                                          VALUE OF UNEXERCISED

                                                             NUMBER OF OPTIONS                        IN-THE-MONEY OPTIONS
                                                              AT END-FY 1999                              AT END-FY 1999
                               NUMBER OF                    ------------------                            --------------
NAME OF EXECUTIVE           SHARES ACQUIRED
        OFFICER                ON EXERCISE         EXERCISABLE       UNEXERCISABLE       EXERCISABLE       UNEXERCISABLE
        -------                -----------         -----------       -------------       -----------       -------------
Larry M. Heimendinger               0                  106,250           128,125              0                  0
Sandy B. Sewitch                    0                   12,500                 0              0                  0
Richard E. Munczenski               0                   45,277                 0              0                  0


                            COMPENSATION OF DIRECTORS

                   Each nonemployee director other than Mr. Heimendinger has received a monthly retainer of $1,500 since November 1994.



                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             PRINCIPAL SHAREHOLDERS

                  The Company understands that shares of its Common Stock and Convertible Debentures, which in past years have been reported as beneficially owned by Gutzwiller or its successor, are held by Gutzwiller or its successor as nominee only for various underlying owners, none of which is a beneficial owner of five percent of more of the Company's Common Stock. As of May 31, 1999, clients of Gutzwiller or its successor had invested approximately $3 million in equity of the Company, and approximately $9.0 million in convertible debentures of the Company, which are convertible into 18,000,000 shares of Common Stock.

         As of September 28, 1999, no person or entity is believed by the Company to be the beneficial owner of more than 5 percent of such class of securities.

                  The following table sets forth the beneficial ownership of Common Stock as of September 28, 1998 of each of the current directors and each of the executive officers named in the Summary Compensation Table below:

                                                    Shares of Common Stock           Percentage of Outstanding
                    Name                            Beneficially Owned (1)                  Common Stock
                    ----                            ----------------------                  ------------
Marc E. Cotnoir                                           85,000                               1.3

Richard J. McConnell                                      85,000                               1.3

Thomas M. Hacala                                          42,500                                *

Larry M. Heimendinger                                    106,250                               1.6

Sandy B. Sewitch                                          17,041                                *

Richard E. Munczenski                                     59,801                                *

All Directors and named Executive
Officers as a group (six persons)                        395,592                               5.9%

(1) Beneficial ownership also includes shares of Common Stock which may be acquired within 60 days of September 28, 1999, through the exercise of warrants, options, or otherwise, as follows: Mr. Cotnoir, 85,000 shares; Mr. Heimendinger, 106,250 shares; Mr. McConnell, 85,000 shares; Mr. Hacala, 42,500 shares; Mr. Sewitch, 12,500 shares; Mr. Munczenski, 45,277 shares; and all Directors and named Executive Officers as a group, 376,527 shares. Does not include currently unallocated shares held by the ESOP of which Mr. Heimendinger is a trustee. Additionally, each of Messrs. Cotnoir and McConnell were granted options to purchase 100,000 shares, and Mr. Heimendinger was granted an option to purchase 125,000 shares, each of which options will only vest if the stock price reaches certain stipulated multiples of base price of $1.0026 (for ten consecutive trading days).

*        Indicates less than 1 percent.


                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

                  In consideration of, among other things, amounts advanced and expenses allocated by the Company in connection with a contemplated joint venture with Link2It, LLC ("Link2It"), a company formed by Larry M. Heimendinger and Richard J. McConnell.through January 21, 1997, in the total amount of approximately $205,500, the Company received a common membership interest in Link2It representing 10% of the total and a convertible preferred membership interest in Link2It with a face amount of $112,500 convertible into 9% of the total membership interests (subject to adjustment under certain circumstances as described below). In addition, the Company provided Link2It with $150,000 reflected in convertible promissory notes due one year from the date of issuance and bearing interest at 9 1/4% per annum. An additional $100,000, of which $25,000 was released, was provided to become available upon the satisfaction of certain agreed upon conditions. In January 1998, the Company extended the due date of all of the promissory notes to January 21, 1999 and, among other things, its obligation to fund additional amounts was substantially terminated. In January 1999, the Company again extended the repayment period to January 21, 2000, in consideration of a complete release from any remaining funding obligation and the issuance of warrants to acquire additional common membership interest in Link2It. Due to the delays in the introduction of Link2It's proprietary products into the marketplace and the extended repayment period of the loans, the accompanying financial statements at May 31, 1999 include a valuation reserve of $87,500 with respect to the notes.

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



                                     GENERAL KINETICS INCORPORATED



                  By:      /s/ Larry M. Heimendinger
                           -------------------------
                           Larry M. Heimendinger, Chairman of the Board
                           (Principal Executive Officer)


                  Date:    September 28, 1999
                           ------------------