Form 10-Q
period 1999-08-31
GENERAL KINETICS INC
filed 1999-10-15
CIK 40675


                                      SECURITIES AND EXCHANGE COMMISSION
                                            WASHINGTON, D.C. 20549



                                                    FORM 10-Q

                                 Quarterly Report under Section 13 or 15(d)

                                    of the Securities Exchange Act of 1934

For Quarter Ended August 31, 1999                                                 Commission File Number 0-1738
                                                                                                         ------
                                           GENERAL KINETICS INCORPORATED
---------------------------------------------------------------------------------------------------------------------------
                              (Exact Name of Registrant as Specified in its Charter)


              Virginia                                                                      54-0594435
---------------------------------------------------------------------------------------------------------------------------
  (State or Other Jurisdiction of                                             (I.R.S. Employer Identification No.)
   Incorporation or Organization)


14130-A Sullyfield Circle, Chantilly, VA                                                       20151
---------------------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                                     (Zip Code)



Registrant's Telephone Number, including Area Code     703-802-4848
                                                  ----------------------


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




                                  The number of shares of Registrant's Common
                                  Stock outstanding as of October 5, 1999

                                                                6,718,925 Shares

                                      INDEX

                                                                                                           PAGE NO.
                                                                                                           --------
                  Cautionary Statement Under the Private Securities Litigation Reform Act of 1996..............3

Part I - Financial Information


         Item I - Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                          August 31, 1999  and May 31, 1999....................................................4

                         Condensed Consolidated Statements of Operations -
                         Three Months Ended August 31, 1999  and  August 31, 1998,
                          respectively.........................................................................5

                         Condensed Consolidated Statements of Cash Flows -
                         Three Months  Ended  August 31, 1999  and
                          August 31, 1998, respectively........................................................6

                         Notes to Condensed Consolidated Financial Statements..................................7

         Item 2 -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.....................................................9


Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K............................................................14

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

         In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1999 and 1998 set forth in the Company's annual report on Form 10-K for the fiscal year ended May 31, 1999.

                          General Kinetics Incorporated
                                  Balance Sheet
                                 August 31, 1999

                                                                                 August 31,               May 31,
                                                                                    1999                    1999
                                                                                (Unaudited)              (Audited)
                                                                                -----------              ---------
                                                          Assets
                                                          ------
Current Assets:
     Cash and cash equivalents                                                   $ 215,600               $ 307,400
     Accounts receivable, net of allowance of $208,000                           1,580,500               1,502,800
     Inventories                                                                 1,385,100               1,285,600
     Prepaid expenses and other                                                     23,500                  59,300
     Note Receivable, current                                                       70,000                  70,000
     Note Receivable, affiliate, net of allowance of $87,500                        87,500                  87,500
                                                                               -----------             -----------
     Total Current Assets                                                        3,362,200               3,312,600
                                                                               -----------             -----------

Property, Plant and Equipment                                                    2,988,400               2,942,800
Less:  Accumulated Depreciation                                                 (1,975,500)             (1,926,800)
                                                                               -----------             -----------
                                                                                 1,012,900               1,016,000

Note Receivable, less current portion, net of allowance of $150,000                330,000                 330,000
Other Assets                                                                        92,700                  26,600
                                                                               -----------             -----------

     Total Assets                                                              $ 4,797,800             $ 4,685,200
                                                                               -----------             -----------


                              Liablilities and Stockholders' Deficit
                              --------------------------------------

Current Liabilities:
     Advances from Factor                                                        $ 273,300                $ 79,000
     Current maturities of long-term debt                                           66,200                  66,200
     Accounts payable, trade                                                     1,224,600                 958,800
     Accrued expenses and other payables                                           592,400                 638,900
                                                                               -----------             -----------
     Total Current Liabilities                                                   2,156,500               1,742,900
                                                                               -----------             -----------

Long-Term debt - less current maturities (including
     $8,685,600 and $8,654,700 of convertible debentures)                        9,309,400               9,304,400
Other long-term liabilities                                                        265,800                 275,400
                                                                               -----------             -----------
     Total Long-Term Liabilities                                                 9,575,200               9,579,800
                                                                               -----------             -----------

     Total Liabilities                                                          11,731,700              11,322,700
                                                                               -----------             -----------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 and 10,000,000                    1,811,500               1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                              7,239,400               7,239,400
     Accumulated Deficit                                                       (15,534,600)            (15,238,200)
                                                                               -----------             -----------
                                                                                (6,483,700)             (6,187,300)
     Less:  Treasury Stock, at cost (526,632 shares)                              (450,200)               (450,200)
                                                                               -----------             -----------
     Total Stockholders' Deficit                                                (6,933,900)             (6,637,500)
                                                                               -----------             -----------

     Total Liabilities and Stockholders' Deficit                               $ 4,797,800             $ 4,685,200
                                                                               -----------             -----------


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statement of Operations
                                  (Unaudited)


                                                        Three Months Ended
                                                   August 31,        August 31,
                                                     1999               1998
                                                     ----               ----

Net Sales                                         $ 2,448,900         $ 785,500
Cost of Sales                                       2,223,500           599,800
                                                  -----------       -----------
Gross Profit                                          225,400           185,700
                                                  -----------       -----------

Selling, General & Administrative                     426,100           484,800
                                                  -----------       -----------

Total Operating Expenses                              426,100           484,800
                                                  -----------       -----------

Operating Income (loss)                              (200,700)         (299,100)

Interest Expense                                       95,700            45,900
                                                  -----------       -----------

Net Income (loss)                                  $ (296,400)       $ (345,000)
                                                  -----------       -----------


Basic Earnings per Share:
  Basic Earnings (loss) per share                      ($0.04)           ($0.05)
 Weighted Average Number of Common Shares
   Outstanding                                      6,718,925         6,718,925

Diluted Earnings per Share:
  Diluted Earnings (loss) per share                    ($0.04)           ($0.05)
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding              6,718,925         6,718,925



The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows
                                   (Unaudited)

                                                                            Three Months Ended
                                                                   August 31,               August 31,
                                                                      1999                     1998
                                                                      ----                     ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                      $ (296,400)          $ (345,000)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                          48,700               28,700
    Amortization of bond discount                                          15,500               15,500
  (Increase) Decrease in Assets:
    Accounts Receivable                                                   (77,700)              17,600
    Inventories                                                           (99,500)            (415,600)
    Prepaid Expenses                                                       35,800               (2,600)
    Other assets                                                          (66,100)             (11,300)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                              265,800              (46,900)
    Accrued Expenses                                                      (85,500)              57,500
    Other Long Term Liabilities                                            (9,600)              (9,600)

        Net cash provided by/(used) in Operating Activites               (269,000)            (711,700)
                                                                      -----------          -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                            -45,600              (68,700)
  Issuance of Notes Receivable                                                  -                    -

        Net cash  provided by/(used) in Investing Activities              (45,600)             (68,700)

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                               921,600                    -
  Repayments of advannces from Factor/
    Demand Notes Payable                                                 (678,300)                   -
  Borrowings on Long Term Debt                                                  -                    -
  Repayments on Long Term Debt                                            (20,500)             (19,600)
                                                                      -----------          -----------

        Net cash provided by/(used) in Financing Activities               222,800              (19,600)
                                                                      -----------          -----------

Net (decrease) increase in cash and cash equivalents                      (91,800)            (800,000)

Cash and Cash Equivalents:  Beginning of Period                           307,400            1,923,300
                                                                      -----------          -----------
Cash and Cash Equivalents:  End of Period                               $ 215,600          $ 1,123,300
                                                                      -----------          -----------

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                             $ 44,400             $ 23,100
    Income Taxes                                                                -                6,800

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 - Basis of Presentation

         The condensed consolidated financial statements at May 31, 1999, and for the three months ended August 31, 1999, and August 31, 1998, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

Note 3 - Notes Payable

At August 31, 1999 and May 31, 1999 convertible debentures initially issued to clients of Gutzwiller & Partner, AG ("Gutzwiller") have an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

 Other Real Estate Mortgage Loans

   The Company was in violation of certain loan covenants of the real estate mortgage agreement on the Company's Johnstown facility as of August 31, 1999, however, the lender has agreed to waive the violations through May 31, 2000.

Note 4 - Income Taxes

The Company's estimated effective tax rate for fiscal 2000 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended August 31, 1999, Compared to Three Months Ended August 31,
-----------------------------------------------------------------------------
1998
----

Continuing Operations

Net sales for continuing operations for the three months ended August 31, 1999 were approximately $2.4 million compared to net sales of approximately $0.8 million for the quarter ended August 31, 1998. The increase in sales was due primarily to an increase in demand for the three months ended August 31, 1998 as compared to the same period of the prior fiscal year.

The gross margin percentage decreased from 23.6% for the quarter ended August 31, 1997 to 9.2% for the quarter ended August 31, 1998. The primary reasons for the decrease in gross profits were additional manufacturing costs associated with a large increase in monthly production requirements during the last quarter of fiscal 1999 and the first quarter of fiscal 2000. The Company significantly increased payroll, overtime, and overhead costs in order to scale up to the higher production volume. There were significant manufacturing inefficiencies created as the Company increased production. The Company is taking steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures.

Sales, General & Administrative costs were approximately $426,100 in the first quarter of fiscal 2000 as compared to approximately $484,800 in the first quarter of the prior fiscal year. This decrease was principally due to an decrease in marketing costs of approximately $57,000 related to the development of a new commercial catalog and product line in fiscal 1999.

For the three months ended August 31, 1999, the Company had an operating loss of $296,400 compared to an operating loss of $345,000 for the comparable quarter of the prior year. The decreased loss was due principally to the increase in sales, offset by the decrease in gross profit margin discussed above.

Interest expense increased from $45,900 in the first quarter of fiscal 1999 to $95,700 in the first quarter of fiscal 2000. This increase was primarily due to interest on accounts receivable financing of $30,900 in fiscal 2000 as compared to $0 in fiscal 1999.

The Company's estimated effective tax rate for fiscal 2000 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

 LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. During the second half of fiscal 1999, and the first quarter of fiscal 2000, the Company's expenditures for material and equipment, as well as payroll and related costs, rose substantially as the level of booked and anticipated orders increased. In order to generate the additional working capital required for these purposes, the Company must continue to generate orders and increase its level of shipments, which did not keep pace with the increased level of orders and expenditures in the first two months of fiscal 2000. As a result, the Company faces severe liquidity problems.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its increased costs in order to recover from its liquidity problems and seek to operate profitably in the remainder fiscal 2000.

As of August 31, 1999, the Company had cash of approximately $215,600. The Company's liquidity was substantially diminished during the first quarter of fiscal 2000 because of two months in which the level of shipments was significantly lower than anticipated, while expenditures for payroll and materials remained high. The Company is taking steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. August shipments were back in line with anticipated levels.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2000. The Company will also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain its level of sales, consistently make timely shipments and produce their products at adequate profit margins, or the Company will continue to face severe liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses and cash flow deficits in fiscal 1999 and the first quarter of fiscal 2000. In addition, the Company has significant short-term cash commitments and additional short-term borrowing to fund these commitments is limited to accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible Accounts Receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At August 31, 1999, the balance of advances due to Reservoir was $273,300. The Company expects to draw on this facility through fiscal 2000 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to reduce and control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, A.G. totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

On August 14, 1999, interest payments on the debentures totaling approximately $90,000 were scheduled to be payable. Pending, and subject to, final agreement and definitive documentation, the Company has reached an understanding in principal for the funding of such interest payments through additional borrowing of approximately $90,000 bearing interest at a rate to be determined, and maturing in approximately nine months.

ANALYSIS OF CASH FLOWS

Operating activities used $269,000 in cash in the first quarter of fiscal 2000. This reflects a net loss of $296,400 plus $64,200 in non-cash expenses, offset by $36,800 in cash to fund changes in working capital items. There was an increase in accounts receivable of $77,700 and an increase in inventories of $99,500, offset by a net increase in accounts payable of $265,800 during the fiscal quarter ended August 31, 1999.

Investing activities used $45,600 in the first quarter of fiscal 2000. These activities consisted principally of acquired property, plant and equipment.

Financing activities provided $222,800 in the first quarter of fiscal 2000. These activities consisted primarily of net factored accounts receivable advances totaling $243,300, offset by repayments of long term debt of $20,500.

Management believes that inflation did not have a material effect on the operations of the Company during fiscal 2000.

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


                          GENERAL KINETICS INCORPORATED



Date: October  15, 1999                       /s/ Larry M. Heimendinger
-----------------------                       ----------------------------------
                                              Chairman of the Board
                                              (Principal Executive Officer)

Date: October  15, 1999                       /s/ Sandy B. Sewitch
-----------------------                       ----------------------------------
                                              Chief Financial Officer
                                              (Principal Accounting Officer and
                                               Principal Financial Officer)