Form 10-Q
period 1999-11-30
GENERAL KINETICS INC
filed 2000-01-14
CIK 40675

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1999                Commission File Number 0-1738
                                                                          ------

                         GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           Virginia                                      54-0594435
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


14130-A Sullyfield Circle, Chantilly, VA                    20151
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, including Area Code     703-802-4848
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


The number of shares of Registrant's Common Stock outstanding
as of January 5, 2000                                          6,718,925 Shares

                                     INDEX

                                                                                                                            Page No.
                                                                                                                            --------
               Cautionary Statement Under the Private Securities Litigation Reform Act of 1996...................................3

Part I - Financial Information

     Item I - Consolidated Financial Statements

               Condensed Consolidated Balance Sheets -
               November 30, 1999  and May 31, 1999...............................................................................4

               Condensed Consolidated Statements of Operations -
               Three Months and Six Months Ended November 30, 1999  and  November 30, 1998,
               respectively......................................................................................................5

               Condensed Consolidated Statements of Cash Flows -
               Six Months Ended  November 30, 1999  and
               November 30, 1998, respectively...................................................................................6

               Notes to Condensed Consolidated Financial Statements..............................................................7

     Item 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................................................10

Part 2 - Other Information

     Item 6 - Exhibits and Reports on Form 8-K..................................................................................16

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

  In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 1999 and 1998 set forth in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 1999.

                        General Kinetics Incorporated
                                 Balance Sheets
                       November 30, 1999 and May 31, 1999

                                                                                        November 30,               May 31,
                                                                                            1999                    1999
                                                                                        ------------               -------
                                                                                         (Unaudited)              (Audited)
                                                                                         -----------              ---------

                            Assets

Current Assets:
     Cash and cash equivalents                                                         $    139,500            $    307,400
     Accounts receivable, net of allowance of $208,000                                    1,925,700               1,502,800
     Inventories                                                                            940,700               1,285,600
     Prepaid expenses and other                                                              40,700                  59,300
     Note receivable, current                                                                75,000                  70,000
     Note receivable, affiliate, net of allowance of $87,500                                 87,500                  87,500
                                                                                       ------------            ------------
     Total Current Assets                                                                 3,209,100               3,312,600
                                                                                       ------------            ------------

Property, Plant and Equipment                                                             2,996,700               2,942,800
Less:  Accumulated Depreciation                                                          (2,025,200)             (1,926,800)
                                                                                       ------------            ------------
                                                                                            971,500               1,016,000

Note Receivable, less current portion, net of allowance of $0 and $150,000                  125,000                 330,000
Other Assets                                                                                162,800                  26,600
                                                                                       ------------            ------------

     Total Assets                                                                      $  4,468,400            $  4,685,200
                                                                                       ============            ============

           Liablilities and Stockholders' Deficit

Current Liabilities:
     Advances from Factor                                                              $    174,100            $     79,000
     Current maturities of long-term debt                                                    66,200                  66,200
     Notes payable                                                                           88,400                       -
     Accounts payable, trade                                                                932,800                 958,800
     Accrued expenses and other payables                                                    540,700                 638,900
                                                                                       ------------            ------------
     Total Current Liabilities                                                            1,802,200               1,742,900
                                                                                       ------------            ------------

Long-Term Debt - less current maturities (including
     $8,685,600 and $8,654,700 of convertible debentures)                                 9,314,100               9,304,400
Other long-term liabilities                                                                 256,200                 275,400
                                                                                       ------------            ------------
     Total Long-Term Liabilities                                                          9,570,300               9,579,800
                                                                                       ------------            ------------

     Total Liabilities                                                                   11,372,500              11,322,700
                                                                                       ------------            ------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 and 10,000,000                             1,811,500               1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                                       7,239,400               7,239,400
     Accumulated Deficit                                                                (15,504,800)            (15,238,200)
                                                                                       ------------            ------------
                                                                                         (6,453,900)             (6,187,300)
     Less:  Treasury Stock, at cost (526,632 shares)                                       (450,200)               (450,200)
                                                                                       ------------            ------------
     Total Stockholders' Deficit                                                         (6,904,100)             (6,637,500)
                                                                                       ------------            ------------

     Total Liabilities and Stockholders' Deficit                                       $  4,468,400            $  4,685,200
                                                                                       ============            ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Operations
                                  (Unaudited)

                                                                        Six Months Ended                     Three Months Ended
                                                                November 30,       November 30,       November 30,      November 30,
                                                                    1999               1998               1999              1998
                                                                ------------       ------------       ------------      ------------

Net Sales                                                       $5,051,500         $2,446,400         $2,602,600        $1,660,900
Cost of Sales                                                    4,303,400          1,802,900          2,079,900         1,203,100
                                                                ----------         ----------         ----------        ----------
Gross Profit                                                       748,100            643,500            522,700           457,800
                                                                ----------         ----------         ----------        ----------

Selling, General & Administrative                                  838,600            892,200            412,500           407,400
                                                                ----------         ----------         ----------        ----------

Total Operating Expenses                                           838,600            892,200            412,500           407,400
                                                                ----------         ----------         ----------        ----------

Operating Income (loss)                                            (90,500)          (248,700)           110,200            50,400

Interest Expense                                                   176,100             86,100             80,400            40,200
                                                                ----------         ----------         ----------        ----------

Income (loss) before extraordinary item                           (266,600)          (334,800)            29,800            10,200
                                                                ----------         ----------         ----------        ----------

Extraordinary item - gain from debt extinguishment                      --             67,000                 --            67,000
                                                                ----------         ----------         ----------        ----------

Net Income (loss)                                               $ (266,600)        $ (267,800)        $   29,800        $   77,200
                                                                 =========         ==========         ==========        ==========

Basic Earnings per Share:
     Earnings (loss) before extraordinary item                      ($0.04)            ($0.05)            $0.004            $0.001
     Earnings from extraordinary item                                   --               0.01                 --              .010
                                                                ----------         ----------         ----------        ----------
  Basic Earnings (loss) per Share                                   ($0.04)            ($0.04)            $0.004             $.011
 Weighted Average Number of Common Shares
   Outstanding                                                   6,718,925          6,718,925          6,718,925         6,718,925

Diluted Earnings per Share:
     Earnings (loss) before extraordinary item                      ($0.04)            ($0.05)            $0.002            $0.001
     Earnings from extraordinary item                                   --               0.01                 --             0.003
                                                                ----------         ----------         ----------        ----------
  Diluted Earnings (loss) per S+A11hare                             ($0.04)            ($0.04)            $0.002            $0.004
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                           6,718,925          6,718,925         24,708,925        24,708,925

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                         November 30,             November 30,
                                                                             1999                     1998
                                                                         ------------             ------------

Cash Flows From Operating Activities:
Net Income/(Loss)                                                        $  (266,600)             $  (267,800)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                             98,400                   70,400
    Extraordinary gain on debt extinguishment                                                         (67,000)
    Amortization of bond discount                                             31,000                   31,000
    Bad debt provision                                                                                (75,000)
  (Increase) Decrease in Assets:
    Accounts Receivable                                                     (422,900)                (530,500)
    Inventories                                                              344,900                 (397,200)
    Prepaid Expenses                                                          18,600                  (24,900)
    Other assets                                                            (136,200)                 (22,800)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                 (26,000)                 (98,300)
    Accrued Expenses                                                         (76,800)                 (63,300)
    Other Long Term Liabilities                                              (19,200)                 (18,900)

        Net cash provided by/(used) in Operating Activites                  (454,800)              (1,464,300)
                                                                         -----------              -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                               (53,900)                 (90,600)
  Payment received on notes receivable                                       200,000                       --

        Net cash  provided by/(used) in Investing Activities                 146,100                  (90,600)
                                                                         -----------              -----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                1,522,600                       --
  Repayments of advannces from Factor/
    Demand Notes Payable                                                  (1,429,200)                      --
  Issuance of Notes Payable                                                   88,400                       --
  Repayments on Long Term Debt                                               (41,000)                 (68,300)
                                                                         -----------              -----------

        Net cash provided by/(used) in Financing Activities                  140,800                  (68,300)
                                                                         -----------              -----------

Net (decrease) increase in cash and cash equivalents                        (167,900)              (1,623,200)

Cash and Cash Equivalents:  Beginning of Period                              307,400                1,923,300
                                                                         -----------              -----------
Cash and Cash Equivalents:  End of Period                                $   139,500              $   300,100
                                                                         ===========              ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                             $   177,400              $   104,200
    Income Taxes                                                                 800                    6,800

The accompanying notes are an integral part of the above statements.

                GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                    Notes to Condensed Financial Statements
                                  (Unaudited)


Note 1 - Basis of Presentation

  The condensed consolidated financial statements at November 30, 1999 and May 31, 1999, and for the three months and six months ended November 30, 1999, and November 30, 1998, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

  The results of operations for the three month and six month periods ended November 30, 1999, are not necessarily indicative of the results to be expected for the full year.


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


Note 3 - Notes Payable

  At November 30, 1999 and May 31, 1999, convertible debentures initially issued to clients of Gutzwiller & Partner, A.G. ("Gutzwiller") have an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually.

Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

  In November 1999, the Company finalized an agreement for the funding of the August 1999 scheduled payments of interest on the convertible debentures through five promissory notes totaling $88,421. The notes bear interest at 10% per annum, and are payable at the rate of one note each month beginning in December 1999, with final payment on the last note scheduled in April 2000.

Real Estate Mortgage Loans

  Although there have been no payment defaults, the Company was in violation of certain loan covenants under the real estate mortgage agreement on the Company's Johnstown facility as of November 30, 1999; however, the lender has agreed to waive the violations through May 31, 2000.


Note 4 - Income Taxes

  The Company's estimated effective tax rate for fiscal 2000 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.


Note 5 - Cryptek

  In October 1999, the Company entered into an agreement that amended the settlement agreement the Company had reached with Cryptek Secure Communications, LLC ("Cryptek") in December 1998. The October 1999 Agreement reduced the face amount of the promissory note payable to the Company by Cryptek from $550,000 to $400,000 in exchange for accelerating the payment schedule. The Company received $200,000 upon execution of the new Agreement. In addition, the October 1999 Agreement gave Cryptek the option to pay the remainder of the promissory note and redeem the preferred interest in Cryptek held by the Company (with a face amount of $900,000 and a requirement for mandatory redemption in December 2002) for an additional $488,750, if that action were exercised within six months after the execution of the October 1999 Agreement.

  At November 30, 1999 the $150,000 reduction in the face amount of the note was offset against an existing valuation reserve related to the Cryptek promissory note. Subsequent to the end of the Company's second fiscal quarter, in December 1999, Cryptek exercised its option and paid the Company $478,750, representing a discount of $10,000 in consideration of a closing in December rather than at the end of the six-month option period in April 2000. The $478,750 will first be applied to settle the note receivable with a carrying value of $200,000, and the excess of $278,750 will be recorded as a non-recurring gain in non-operating income. This gain will be recognized because GKI did not attribute any value to the preferred interest in Cryptek due to uncertainty over valuation at the time of the original sale transaction.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended November 30, 1999 Compared to Three Months Ended
-------------------------------------------------------------------
November 30, 1998
-----------------

  Net sales for continuing operations for the three months ended November 30, 1999 were approximately $2.6 million compared to net sales of approximately $1.7 million for the quarter ended November 30, 1998. The increase in sales was due primarily to an increase in demand for the three months ended November 30, 1999 as compared to the same period of the prior fiscal year.

  The gross margin percentage decreased from 27.6% for the quarter ended November 30, 1998 to 20.1% for the quarter ended November 30, 1999. The primary reasons for the decrease in gross margin were additional manufacturing costs associated with a large increase in monthly production requirements during the last quarter of fiscal 1999 and the first half of fiscal 2000. The Company significantly increased payroll, overtime, and overhead costs in order to scale up to the higher production volume. There were significant manufacturing inefficiencies created as the Company increased production. The Company is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The gross margin percentage of 20.8% in the second quarter of fiscal 2000 showed significant improvement as compared to a gross margin percentage of 9.2% the first quarter of the fiscal year.

  Sales, General & Administrative costs were essentially unchanged at approximately $412,500 in the second quarter of fiscal 2000 as compared to approximately $407,400 in the corresponding quarter of the prior fiscal year.

  For the three months ended November 30, 1999, the Company had operating income of $110,200 compared to operating income of $50,400 for the comparable quarter of the prior fiscal year. The increase was due primarily to the increase in revenues described above.

  Interest expense increased from $40,200 in the second quarter of fiscal 1999 to $80,400 in the second quarter of fiscal 2000. This increase occurred principally because in fiscal 2000 the Company has used accounts receivable financing to alleviate short-term cash requirements.

  The Company recorded an extraordinary gain from debt extinguishment of $67,000 during the quarter ended November 30, 1998. It had no such extraordinary income items in the comparable quarter of the current fiscal year.

  The Company's estimated effective tax rate for fiscal 2000 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.


Six Months Ended November 30, 1999, Compared to Six Months Ended November
-------------------------------------------------------------------------
30, 1998
--------

  Net sales for the six months ended November 30, 1999 were approximately $5.1 million compared to net sales of approximately $2.4 million for the six months ended November 30, 1998. The increase in sales was due primarily to a increase in demand in the first half of fiscal 2000 as compared to the same period of the prior fiscal year. However, the increase in demand reflected in the first half of fiscal 2000 is not necessarily indicative of the results to be expected for the full year. The Company's contract backlog was approximately $4.5 million at November 30, 1998 as compared to approximately $2.9 million at November 30, 1999.

  The gross margin percentage decreased from 26.3% for the six months ended November 30, 1998 to 14.8% for the six months ended November 30, 1999. The primary reasons for the decrease in gross margins were additional manufacturing costs associated with a large increase in monthly production requirements during the last quarter of fiscal 1999 and the first half of fiscal 2000. The Company significantly increased payroll, overtime, and overhead costs in order to scale up to the higher production volume. There were significant manufacturing inefficiencies created as the Company increased production. The Company is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The gross margin percentage of 20.1% in the second quarter of fiscal 2000 showed significant improvement as compared to a gross margin percentage of 9.2% the first quarter of the fiscal year.

  Sales, General & Administrative costs were approximately $838,600 in the first six months of fiscal 1999 as compared to approximately $892,200 in the first six months of the prior fiscal year. This decrease was principally due to a decrease in marketing costs of approximately $57,000, reflecting the higher costs incurred in the first quarter of fiscal 1999 in connection with the development of a commercial catalog and product line.

  For the six months ended November 30, 1999, the Company had an operating loss of $90,500 compared to an operating loss of $248,700 for the comparable six months of the prior fiscal year. The improvement was due principally to the increase in sales and decrease in marketing costs described above.

  Interest expense increased from $86,100 in the first six months of fiscal 1999 to $176,100 in the first six months of the current fiscal year. This increase occurred principally because in fiscal 2000 the Company has used accounts receivable financing to alleviate short-term cash requirements.

  The Company recorded an extraordinary gain from debt extinguishment of $67,000 during the six months ended November 30, 1998. It had no such extraordinary income items in the comparable quarter of the current fiscal year.


Liquidity and Capital Resources

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. During the second half of fiscal 1999, and the first quarter of fiscal 2000, the Company's expenditures for material and equipment, as well as payroll and related costs, rose substantially as the level of booked and anticipated orders increased. In order to generate the additional working capital required for these purposes, the Company must continue to generate orders and stabilize its level of shipments, which did not keep pace with the increased level of orders and expenditures in the first two months of fiscal 2000. As a result, the Company has faced severe liquidity problems.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its increased costs in order to recover from its liquidity problems and seek to operate profitably in the remainder of fiscal 2000.

As of November 30, 1999, the Company had cash of approximately $139,500. The Company's liquidity was substantially diminished during the first quarter of fiscal 2000 because of two months in which the level of shipments was significantly lower than anticipated, while expenditures for payroll and materials remained high. The Company is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The

Company had net income of approximately $29,800 in the second quarter of the fiscal year.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2000. As discussed in Note 5 to the consolidated financial statements, during the second quarter of fiscal 2000 the Company renegotiated the terms of its promissory note due from, and preferred membership interest in, Cryptek. This has resulted in cash to the Company totaling $200,000 in October 1999 and $478,750 in December 1999. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will again face severe liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses and cash flow deficits in fiscal 1999 and the first quarter of fiscal 2000, although the Company showed a net profit of $29,800 during the second quarter of fiscal 2000. In addition, the Company has significant short-term cash commitments and additional short-term borrowing to fund these commitments is limited to the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At November 30, 1999, the balance of advances due to Reservoir was $174,100. The Company expects to draw on this facility through fiscal 2000 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to reduce and control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

The Company has outstanding debentures originally issued to clients of Gutzwiller totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

In November 1999, the Company finalized an agreement for the funding of the August 1999 scheduled payments of interest on the convertible debentures through five promissory notes totaling $88,421. The notes bear interest at 10% per annum, and are payable at the rate of one note each month beginning in December 1999, with final payment on the last note scheduled in April 2000.


Analysis of Cash Flows

Operating activities used $454,800 in cash in the first half of fiscal 2000. This reflects a net loss of $266,600 less $129,400 in non-cash expenses, plus $317,600 in cash to fund changes in working capital items. The cash to fund changes in working capital items included an increase in accounts receivable of $422,900, partially offset by a decrease in inventories of $344,900, in the six months ended November 30, 2000.

Investing activities provided $146,100 in the first half of fiscal 2000. These activities consisted of the repayment of $200,000 for the Cryptek note receivable discussed above, offset by $53,900 of acquired property, plant and equipment.

Financing activities provided $140,800 in the first half of fiscal 2000. These activities consisted primarily of net factored accounts receivable advances totaling $93,400, plus the loan of $88,400 used to repay the bond interest discussed above, offset by repayments of long term debt totaling $41,000.

Management believes that inflation did not have a material effect on the operations of the Company during fiscal 2000.


Year 2000

Many existing computer systems and software products accept only two digit entries in the date code field. Beginning in the year 2000, and in certain instances prior to the year 2000, these date code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates ("year 2000 compliant").

During fiscal 1999, the Company began updating its accounting software package to a version that contains modifications intended to make them year 2000 compliant. Management did not believe the Company would suffer any material loss of customers or other material adverse effects as a result of these modifications. There was no additional cost to the Company for the accounting software upgrade to be year 2000 compliant. Most other software programs used within the Company were considered to be year 2000 compliant.

The Company developed and implemented a plan to test year 2000 compliance in all of its systems. The Company is aware of no material difficulties of this nature with its systems in the year 2000 to date.

The Company believes that its computer systems are year 2000 compliant. However, there can be no assurance that during the next several months the Company's systems, customers or vendors will not experience unforeseen difficulties related to the year 2000 issues, or that the Company might not incur additional expenses to related to year 2000 compliance.


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


                         GENERAL KINETICS INCORPORATED



Date:  January 14, 2000                      /s/ Larry M. Heimendinger
      --------------------                   -----------------------------------
                                             Chairman of the Board
                                             (Principal Executive Officer)


Date: January  14, 2000                      /s/ Sandy B. Sewitch
     ---------------------                   -----------------------------------
                                             Chief Financial Officer
                                             (Principal Accounting Officer and
                                              Principal Financial Officer)