Form 10-Q
period 2000-02-29
GENERAL KINETICS INC
filed 2000-04-14
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended February 29, 2000                Commission File Number 0-1738

                          GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)


              Virginia                                   54-0594435
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)







14130-A Sullyfield Circle, Chantilly, VA                              20151
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)





Registrant's Telephone Number, including Area Code     703-802-4848
                                                  -----------------






          Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by
          Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes [X]   No [ ]





          The number of shares of Registrant's Common Stock
          outstanding as of April 5, 2000                    6,718,925 Shares

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

                  Condensed Consolidated Balance Sheets -
                  February 29, 2000  and May 31, 1999..........................................................4

                  Condensed Consolidated Statements of Operations -
                  Three Months and Nine Months Ended February 29, 2000 and  February 28, 1999,
                  respectively.................................................................................5

                  Condensed Consolidated Statements of Cash Flows -
                  Nine Months Ended  February 29, 2000  and
                  February 28, 1999, respectively..............................................................6

                  Notes to Condensed Consolidated Financial Statements.........................................7

         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................................................10

Part 2 - Other Information

         Item 6 - Exhibits and Reports on Form 8-K............................................................15

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

                             General Kinetics Incorporated
                                    Balance Sheets
                                February 29, 2000 and
                                   May 31, 1999

                                                                                      February 29,     May 31,
                                                                                         2000           1999
                                                                                      (Unaudited)      (Audited)
                                                                                     ------------    ------------
                                 Assets
                                 ------
Current Assets:
     Cash and cash equivalents                                                       $    650,600    $    307,400
     Accounts receivable, net of allowance of $52,000 and $208,000                      1,417,000       1,502,800
     Inventories                                                                          802,300       1,285,600
     Prepaid expenses and other                                                            34,200          59,300
     Note receivable, current                                                                 -            70,000
     Note receivable, affiliate, net of allowance of $87,500                               87,500          87,500
                                                                                     ------------    ------------
     Total Current Assets                                                               2,991,600       3,312,600
                                                                                     ------------    ------------

Property, Plant and Equipment                                                           2,729,800       2,942,800
Less:  Accumulated Depreciation                                                        (1,785,900)     (1,926,800)
                                                                                     ------------    ------------
                                                                                          943,900       1,016,000

Note Receivable, less current portion, net of allowance of $0 and $150,000                    -           330,000
Other Assets                                                                               39,000          26,600
                                                                                     ------------    ------------

     Total Assets                                                                    $  3,974,500    $  4,685,200
                                                                                     ------------    ------------


                                            Liablilities and Stockholders' Deficit
                                            --------------------------------------

Current Liabilities:
     Advances from Factor                                                              $      -      $     79,000
     Current maturities of long-term debt                                                  66,200          66,200
     Notes payable                                                                         35,600             -
     Accounts payable, trade                                                              679,300         958,800
     Accrued expenses and other payables                                                  615,100         638,900
                                                                                     ------------    ------------
     Total Current Liabilities                                                          1,396,200       1,742,900
                                                                                     ------------    ------------

Long-Term Debt - less current maturities (including
     $8,716,600 and $8,654,700 of convertible debentures)                               9,313,500       9,304,400
Other long-term liabilities                                                               246,600         275,400
                                                                                     ------------    ------------
     Total Long-Term Liabilities                                                        9,560,100       9,579,800
                                                                                     ------------    ------------

     Total Liabilities                                                                 10,956,300      11,322,700
                                                                                     ------------    ------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                                          1,811,500       1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                                     7,239,400       7,239,400
     Accumulated Deficit                                                              (15,582,500)    (15,238,200)
                                                                                     ------------    ------------
                                                                                       (6,531,600)     (6,187,300)
     Less:  Treasury Stock, at cost (526,632 shares)                                     (450,200)       (450,200)
                                                                                     ------------    ------------
     Total Stockholders' Deficit                                                       (6,981,800)     (6,637,500)
                                                                                     ------------    ------------

     Total Liabilities and Stockholders' Deficit                                     $  3,974,500    $  4,685,200
                                                                                     ------------    ------------

The accompanying notes are an integral part of the above statements.

                              General Kinetics Incorporated
                                Statements of Operations
                                      (Unaudited)

                                                            Nine Months Ended           Three Months Ended
                                                      February 29,    February 28,   February 29,    February 28,
                                                          2000            1999            2000            1999
                                                          ----            ----            ----            ----
Net Sales                                            $  6,883,700    $  4,661,900    $  1,832,200    $  2,215,500
Cost of Sales                                           6,102,900       3,403,400       1,799,500       1,600,500
                                                      -----------     -----------     -----------     -----------
Gross Profit                                              780,800       1,258,500          32,700         615,000
                                                      -----------     -----------     -----------     -----------
Selling, General & Administrative                       1,169,800       1,337,900         331,200         445,700
                                                      -----------     -----------     -----------     -----------

Total Operating Expenses                                1,169,800       1,337,900         331,200         445,700
                                                      -----------     -----------     -----------     -----------

Operating Income (loss)                                  (389,000)        (79,400)       (298,500)        169,300

Gain on settlement of Cryptek note                        278,800                         278,800
Interest Expense                                         (234,100)       (133,000)        (58,000)        (46,900)
                                                      -----------     -----------     -----------     -----------

Income (loss) before extraordinary item                  (344,300)       (212,400)        (77,700)        122,400
                                                      -----------     -----------     -----------     -----------

Extraordinary item - gain from debt extinguishment            -            67,000             -               -
                                                      -----------     -----------     -----------     -----------

Net Income (loss)                                    $   (344,300)   $   (145,400)   $    (77,700)   $    122,400
                                                      -----------     -----------     -----------     -----------
Basic Earnings per Share:
     Earnings (loss) before extraordinary item       ($      0.05)   ($      0.03)   ($      0.01)   $       0.02
     Earnings from extraordinary item                         -              0.01             -               -
                                                      -----------     -----------     -----------     -----------
  Basic Earnings (loss) per Share                    ($      0.05)   ($      0.02)   ($      0.01)   $       0.02
 Weighted Average Number of Common Shares
   Outstanding                                          6,718,925       6,718,925       6,718,925       6,718,925

Diluted Earnings per Share:
     Earnings (loss) before extraordinary item       ($      0.05)   ($      0.03)   ($      0.01)   $       0.01
     Earnings from extraordinary item                         -              0.01             -               -
                                                      -----------     -----------     -----------     -----------
  Diluted Earnings (loss) per share                  ($      0.05)   ($      0.02)   ($      0.01)   $       0.01
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                  6,718,925       6,718,925       6,718,925      24,708,925

The accompanying notes are an integral part of the above statements.

                              General Kinetics Incorporated
                                Statements of Cash Flows
                                      (Unaudited)

                                                                     Nine Months Ended
                                                                February 29,    February 28,
                                                                   2000           1999
                                                                ------------  --------------
Cash Flows From Operating Activities:
Net Income/(Loss)                                              $  (344,300)   $  (145,400)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                  137,700        114,600
    Extraordinary gain on debt extinguishment                          -          (67,000)
    Gain on settlement of Cryptek Note                            (278,800)
    Amortization of bond discount                                   46,500         47,500
    Bad debt provision                                                 -          (75,000)
  (Increase) Decrease in Assets:
    Accounts Receivable                                             85,800     (1,284,000)
    Inventories                                                    483,300       (884,000)
    Prepaid Expenses                                                25,100        (28,800)
    Other assets                                                   (12,400)       (22,800)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                      (279,500)       455,500
    Accrued Expenses                                                (3,500)        55,900
    Other Long Term Liabilities                                    (28,800)       (28,500)
                                                              ------------   ------------
        Net cash provided by/(used) in Operating Activites        (168,900)    (1,862,000)
                                                              ------------   ------------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                     (66,300)      (141,400)
  Payment received on notes receivable                             400,000         25,000
  Net proceeds from settlement of Cryptek Note                     278,800            -
                                                              ------------   ------------
        Net cash  provided by/(used) in Investing Activities       612,500       (116,400)
                                                              ------------   ------------
Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                      1,574,400        300,800
  Repayments of advances from Factor/
    Demand Notes Payable                                        (1,653,400)      (124,700)
  Issuance of Notes Payable                                         88,400
  Repayments on Notes Payable                                      (52,800)
  Repayments on Long Term Debt                                     (57,000)       (85,600)
                                                              ------------   ------------
        Net cash provided by/(used) in Financing Activities       (100,400)        90,500
                                                              ------------   ------------
Net (decrease) increase in cash and cash equivalents               343,200     (1,887,900)

Cash and Cash Equivalents:  Beginning of Period                    307,400      1,923,300
                                                              ------------   ------------
Cash and Cash Equivalents:  End of Period                      $   650,600    $    35,400
                                                              ------------   ------------
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                   $   198,900    $   128,400
    Income Taxes                                                       800          7,100

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Note 1 - Basis of Presentation

  The condensed consolidated financial statements at February 29, 2000 and May 31, 1999, and for the three months and nine months ended February 29, 2000 and February 28, 1999, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

  The results of operations for the three month and nine month periods ended February 29, 2000, are not necessarily indicative of the results to be expected for the full year.



Note 2 - Net Income/(Loss)Per Share

  The Company calculates net income (loss) per share following Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 replaced the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. Earnings per share have been computed using the weighted average number of common shares outstanding. The Company has excluded the effects of outstanding options and convertible securities as the effect would have been anti-dilutive.



Note 3 - Notes Payable

   At February 29, 2000 and May 31, 1999, convertible debentures initially issued to clients of Gutzwiller & Partner, A.G. ("Gutzwiller") have an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually.

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


Real Estate Mortgage Loans

   Although there have been no payment defaults, the Company was in violation of certain loan covenants under the real estate mortgage agreement on the Company's Johnstown facility as of February 29, 1000; however, the lender has agreed to waive the violations through May 31, 2000.



Note 4 - Income Taxes

   The Company's estimated effective tax rate for fiscal 2000 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.


Note 5 - Cryptek

   In October 1999, the Company entered into an agreement that amended the settlement agreement the Company had reached with Cryptek Secure Communications, LLC ("Cryptek") in December 1998. The October 1999 Agreement reduced the face amount of the promissory note payable to the Company by Cryptek from $550,000 to $400,000 in exchange for accelerating the payment schedule. The Company received $200,000 upon execution of the new Agreement. In addition, the October 1999 Agreement gave Cryptek the option to pay the remainder of the promissory note and redeem the preferred interest in Cryptek held by the Company (with a face amount of $900,000 and a requirement for mandatory redemption in December 2002) for an additional $488,750, if that option were exercised within six months after the execution of the October 1999 Agreement.

   At November 30, 1999 the $150,000 reduction in the face amount of the note was offset against an existing valuation reserve related to the Cryptek promissory note. In December 1999, Cryptek exercised its option and paid the Company $478,800, representing a discount of $10,000 in consideration of a closing in December rather than at the end of the six-month option period in April 2000. The $478,800 was first applied to settle the note receivable with a carrying value of $200,000, and the excess of $278,800 is recorded in the accompanying financial statements as a non-recurring gain in non-operating income. This gain was recognized because GKI did not attribute any value to the preferred interest in Cryptek for financial statement purposes due to uncertainty over valuation at the time of the original sale transaction.



Note 6 - Notes Receivable


   The Company has agreed to extend the repayment period for certain outstanding convertible loans totaling $175,000 to Link2It, LLC. Such loans will now be scheduled to mature on January 1, 2001. Due to delays in the introduction of Link2It's proprietary products into the marketplace and the extended repayment period of the loans, the accompanying financial statements at February 29, 20000 include a valuation reserve of $87,500 with respect to the notes.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended February 29, 2000 Compared to Three Months Ended February 28, 1999


 Net sales for the three months ended February 29, 2000 were approximately $1.8 million compared to net sales of approximately $2.2 million for the quarter ended February 29, 1999. The decrease in sales was due primarily to a decline in demand for the three months ended February 29, 2000 as compared to the same period of the prior fiscal year. However, sales have historically varied significantly throughout the year, and management does not believe that the third quarter decrease in net sales necessarily represents a continuing trend.

 The gross margin percentage decreased from 27.8% for the quarter ended February 28, 1999 to 1.8% for the quarter ended February 29, 2000. The primary reason for the decrease in gross margin was the reduction in shipments in the third quarter of fiscal 2000 as compared to the same period for the prior fiscal year, and as compared to the second quarter of fiscal 2000. There were significant manufacturing inefficiencies created as the Company increased production during the first two quarters of fiscal 2000, and then decreased production in the third quarter. The Company is continuing to take steps to address these production issues and to better deal with changes in shipping volume through changes and additions to plant supervision and by adding new scheduling and planning procedures.

   Sales, General & Administrative costs were down from $445,700 in the third quarter of fiscal 1999 to $331,200 in the third quarter of the current fiscal year. This decrease was principally due to marketing costs during fiscal 1999 of approximately $56,500 related to the development of a new commercial catalog and product line, along with decreases in legal, communications, and salary expenses.

   For the three months ended February 29, 2000, the Company had an operating loss of $298,500 compared to operating income of $169,300 for the comparable quarter of the prior fiscal year. The decrease was due primarily to the decrease in revenues and gross margins described above.

   Interest expense increased from $46,900 in the third quarter of fiscal 1999 to $58,000 in the third quarter of fiscal 2000. This increase occurred principally because in fiscal 2000 the Company has used accounts receivable financing to alleviate short-term cash requirements.

 As discussed above, during the third quarter of fiscal 2000 the Company recorded a non-recurring gain on the settlement of the Cryptek note and preferred interest of $278,800.


   The Company's estimated effective tax rate for fiscal 2000 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Nine Months Ended February 29, 2000, Compared to Nine Months Ended February 28, 1999


  Net sales for the nine months ended February 29, 2000 were approximately $6.8 million compared to net sales of approximately $4.7 million for the nine months ended February 28, 1999. The increase in sales was due primarily to an increase in demand in the first two quarters of fiscal 2000 as compared to the same period of the prior fiscal year. However, the increase in demand reflected in the first half of fiscal 2000, reflected in higher net sales for the first three quarters overall, is not necessarily indicative of the results to be expected for the full year. The Company's contract backlog was approximately $3.8 million at February 29, 2000 as compared to approximately $5.5 million at February 28, 1999.


 The gross margin percentage decreased from 27.0% for the nine months ended February 28, 1999 to 11.3% for the nine months ended February 29, 2000. The primary reasons for the decrease in gross margins were additional manufacturing costs associated with a large increase in monthly production requirements during the last quarter of fiscal 1999 and the first half of fiscal 2000, followed by a reduction in shipments during the third quarter of fiscal 2000. The Company significantly increased payroll, overtime, and overhead costs in order to scale up to the higher production volume. There were significant manufacturing inefficiencies created as the Company increased and then decreased production. The Company is continuing to take steps to address these production issues and to better deal with changes in shipping volume through changes and additions to plant supervision and by adding new scheduling and planning procedures.

   Sales, General & Administrative costs were approximately $1.2 million in the first nine months of fiscal 2000 as compared to approximately $1.3 in the first nine months of the prior fiscal year. This decrease was principally due to marketing costs during fiscal 1999 of approximately $56,500 related to the development of a new commercial catalog and product line, along with decreases in legal, communications, and salary expenses.

   For the nine months ended February 29, 2000, the Company had an operating loss of $389,000 compared to an operating loss of $79,400 for the comparable nine months of the prior fiscal year. The decrease was due primarily to the decrease in gross margins described above.
   Interest expense increased from $133,000 in the first nine months of fiscal 1999 to $234,100 in the first nine months of the current fiscal year. This increase occurred principally because in fiscal 2000 the Company has used accounts receivable financing to alleviate short-term cash requirements.

 As discussed above, during the third quarter of fiscal 2000 the Company recorded a non-recurring gain on the settlement of the Cryptek note and preferred interest of $278,800.

   The Company recorded an extraordinary gain from debt extinguishment of $67,000 during the nine months ended February 28, 1999. It had no such extraordinary income items in the comparable quarter of the current fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. The Company's capital requirements primarily result from working capital needed to support increases in inventory and accounts receivable. During the second half of fiscal 1999, and the first quarter of fiscal 2000, the Company's expenditures for material and equipment, as well as payroll and related costs, rose substantially as the level of booked and anticipated orders increased. In order to generate the additional working capital required for these purposes, the Company must continue to generate orders and stabilize its level of shipments, which did not keep pace with the increased level of orders and expenditures in the first quarter of fiscal 2000. As a result, the Company has faced severe liquidity problems.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its increased costs in order to recover from its liquidity problems and seek to operate profitably in the remainder of fiscal 2000.

As of February 29, 2000, the Company had cash of approximately $651,000. The Company's liquidity was substantially diminished during the first quarter of fiscal 2000 because of two months in which the level of shipments was significantly lower than anticipated, while expenditures for payroll and materials remained high, and there was an operating loss of $298,500 during the third quarter of fiscal 2000. The Company is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2000. As discussed in Note 5 to the consolidated financial statements, during the second quarter of fiscal 2000 the Company renegotiated the terms of its promissory note due from, and preferred membership interest in, Cryptek. This has resulted in cash to the Company totaling $200,000 in October 1999 and $478,750 in December 1999. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face severe liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses and cash flow deficits in fiscal 1999 and the first three quarters of fiscal 2000. In addition, the Company has significant short-term cash commitments and additional short-term borrowing to fund these commitments is limited to the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At February 29, 2000 there were no advances due to Reservoir. The Company expects to draw on this facility through fiscal 2000 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to reduce and control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

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

ANALYSIS OF CASH FLOWS

Operating activities used $168,900 in cash in the first three quarters of fiscal 2000. This reflects a net loss of $344,300 less $184,200 in non-cash expenses and $270,000 in cash to fund changes in working capital items, offset by a gain of $278,800 on the settlement of the Cryptek note and preferred interest. The cash to fund changes in working capital items included a decrease in inventories of $483,00, partially offset by a decrease in accounts payable of $279,500 in the nine months ended February 29, 2000.

Investing activities provided $612,500 in the first three quarters of fiscal 2000. These activities consisted of the repayment of $400,000 in respect of the Cryptek note receivable and a net gain of $278,800 on the Cryptek transaction as discussed in Note 5 above, offset by $666,300 of acquired property, plant and equipment.

Financing activities used $100,400 in the first three quarters of fiscal 2000. These activities consisted primarily of net cost of factored accounts receivable advances totaling $79,00, plus the loan of $88,400 used to repay the bond interest discussed above, offset by repayments of the bond interest loan and long term debt totaling $109,800.

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


                          GENERAL KINETICS INCORPORATED



Date:  April 14, 2000                      /s/ Larry M. Heimendinger
------------------------------             -------------------------------------
                                           Chairman of the Board
                                           (Principal Executive Officer)

Date: April  14, 2000                      /s/ Sandy B. Sewitch
------------------------------             -------------------------------------
                                            Chief Financial Officer
                                           (Principal Accounting Officer and
                                            Principal Financial Officer)