Form 10-K
period 2000-05-31
GENERAL KINETICS INC
filed 2000-08-28
CIK 40675

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2000                Commission File No. 0-1738

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

YES  X                                                                  NO _____
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Aggregate market value of the voting stock held by non-affiliates     $ 816,992*
of the Registrant as of August 23, 2000

(* Executive officers, directors, and Registrant's ESOP were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
$.25 par value, as of August 23, 2000, was                             6,718,925

                      Documents Incorporated by Reference
                      -----------------------------------

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 2000 fiscal year are incorporated into Part III hereof.

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

Beginning in December 1992, the Company's operations were financed to a significant extent by debt and equity investments made by clients of Gutzwiller & Partner, A.G.("Gutzwiller") or its successor, most recently in 1994. The Company understands that shares of its Common Stock and convertible debentures, which in past years have been reported as beneficially owned by Gutzwiller or its successor, are held by Gutzwiller or its successor as nominee only for various underlying owners, none of which is a beneficial owner of five percent or more of the Company's Common Stock. As of May 31, 2000, clients of Gutzwiller or its successor had invested approximately $3 million in equity, and approximately $9.0 million in convertible debentures of the Company.

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

(c)  Narrative Description of Business

Electronic Enclosure Business

General

The Electronic Enclosure Division designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The EED is a manufacturing and engineering services group which produces build-to-print as well as custom engineered products. The EED has manufactured electronics-ready enclosures and mounting systems for over 30 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect sensitive electronic communication and detection equipment from shock and vibration. The EED's principal customer for these products is the U.S. Navy which, directly or indirectly through its prime contractors, accounted for 83%, 92% and 91% of the Division's revenues in fiscal 2000, 1999 and 1998, respectively. The EED sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Northrop Grumman, Palomar Products, Lockheed Martin and DRS Laurel Technologies.

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

Management intends to use its current sales force and build on its reputation for quality to seek to expand sales to the U.S. Navy and other agencies within the government. The Company is also developing outside sales representatives to help expand its current customer base. Also, the Company is exploring opportunities, using the current sales force and new outside representatives, in the non-government marketplace which has requirements for high end precision enclosures as well as related metal fabrication products. The Company does not expect the non-government marketplace to provide a significant portion of the Company's sales during fiscal 2001.

The Company plans to finance its strategy for Fiscal 2001 through cash on hand as of May 31, 2000, careful management of operating expenses, factoring accounts receivable to alleviate short-term cash requirements, and cash flow generated through operations. The Company may also look for additional sources of financing to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year.


Products

The EED's principal products are enclosures, such as racks, cabinets, consoles, and mounting platforms for sophisticated electronic systems generally made in accordance with specific client requirements. The EED has developed a series of consoles and enclosures to offer as a commercial-off-the-shelf ("COTS") product to be sold to prime contractors for contracts in the defense community that require this type of enclosure. These consoles and enclosures provide an environment that makes it possible to use commercial electronics while meeting the need for combat ready systems.

The EED's production processes cover a wide range of operations, including high volume production using tight tolerance, military-specified engineering requirements. Military specifications for metal fabrication and machinery require geometric dimensioning to and from fabricated areas to datums within ten thousandths of an inch (.0001) of their true fabricated position, and the machining of parts to a size of plus or minus one thousandth of an inch (.001) of their specified dimension. Furthermore, the EED has in-plant facilities to test for radio frequency interference (R.F. testing) as it is required to certify certain products. The EED fabricates metal cabinets and other products from sheet aluminum and steel and other metal components, all of which are readily available from numerous domestic suppliers. The manufactured products must satisfy the close-tolerance specifications of its customers and are subjected to in-house sound testing to ensure that the levels of noise emanating from the enclosures at various frequencies are within customer specifications. The EED's products have high visibility in such programs as AEGIS and other major U.S. Government programs.

As discussed above, the Company introduced a new catalog of commercial enclosures during fiscal 1999. The Company is attempting to market these products through a network of sales representatives targeting markets such as the broadcast and security industries. During fiscal 2000 and 1999, shipments of enclosures to commercial customers totaled $176,695 and $54,000, respectively.


Customers

During fiscal years 2000, 1999 and 1998 the EED has sold 83%, 92%, and 91%, respectively, of its products to the U.S. Government, principally to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the EED, unless offset by greater market penetration or new sales to other government and commercial customers. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.


Marketing and Sales

The EED currently markets its products through a direct sales force and through outside agencies. In fiscal 2001 the EED expects to expand its sales effort, both through in house sales people and through outside agencies contracted as additional sales representatives. The EED also participates in industry trade shows as a means of contacting new and existing customers and introducing new products.


Backlog

The EED's contract backlog as of May 31, 2000 and May 31, 1999 was approximately $3.01 million and $4.2 million, respectively. The Company does not believe that seasonal fluctuations play a significant role in the backlog for the enclosure business.

The EED sells its products pursuant to both long and short-term contracts with scheduled backlog and delivery orders. Amounts are not carried in backlog until the related contracts receive government funding (in the case of government contracts) and, in any event, delivery orders are released to the Company. Once an order is received, production and delivery can be scheduled, but in some instances dates can be delayed by changing requirements of government or commercial customers.

Competition

The EED operates in a mature, highly fragmented market with intense competition. The principal elements of competition are price, the ability to deliver products in accordance with major U.S. Government and prime contractor production schedules, technical expertise, quality, service and support. The Company believes that the EED competes with approximately 25 other manufacturers of electronic enclosures, including, in some instances, major prime contractors, which are also customers of the Company. Many of the EED's competitors have significantly greater financial, marketing and technological resources than the Company.


Research and Development

The Company expects research and development activities to total less than $50,000 during fiscal 2001.


The U.S. Government Procurement Process

The majority of the Company's fiscal 2000 revenue from continuing operations was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Navy. Revenue from these sales represented approximately 83% of the Company's total revenue in fiscal 2000. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience. The Company estimates that substantially all of the EED's fiscal 2000 revenue was derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no terminations for convenience in fiscal 1998, 1999, or 2000. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default any contract awarded to the Company.

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

Employees and Labor Agreements

As of May 31, 2000, the Company had 103 employees, all located in the United States. Of the 103 employees, 31 were salaried and 82 were paid by the hour. At that date, on a Company-wide basis, there were 2 employees in engineering, 1 employee in sales and marketing, 89 employees in manufacturing and assembly operations, and 11 employees in an executive capacity or in finance and administration. 64 of the Company's employees were represented by the International Brotherhood of Electrical Workers Union in Johnstown, Pennsylvania. The Company and the Union are working under a five-year collective bargaining agreement that will expire on May 31, 2004. The Company considers its employee relations to be good.

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


Secure Communications Division

In December 1996, GKI completed the sale of SCD to Cryptek, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. The SCD division had been in the business of manufacturing and selling secure facsimile machines and secure local area network products for customers handling classified information. The division incurred significant operating losses during fiscal 1997 and in each of the prior three fiscal years. Management believed that the resources likely to be involved in returning the division to profitability could more effectively be generated and utilized in connection with the development of the EED and other activities. In addition, the $1.75 million in cash proceeds received from the sale of the division at closing provided the Company with operating capital for its continuing business.

In December 1998, the Company entered into a settlement agreement with Cryptek, resolving differences arising out of it's purchase of GKI's former secure communications business. Pursuant to such settlement, Cryptek made an immediate principal payment of $25,000 on its outstanding promissory note to the Company and agreed to forego sublease rent owed by the Company through November 1998. The remaining principal amount of the Cryptek promissory note was reduced to $550,000 and the payment schedule for such note was revised and extended through 2002. In addition, the face value of the preferred membership interest in Cryptek held by the Company was reset at $900,000, and the requirement for redemption of such interest by Cryptek was extended through December 2002.

In October 1999, the Company entered into an agreement that amended the settlement agreement the Company had reached with Cryptek in December 1998. The October 1999 Agreement reduced the face amount of the promissory note payable to the Company by Cryptek from $550,000 to $400,000 in exchange for accelerating the payment schedule. The Company received $200,000 upon execution of the new Agreement. In addition, the October 1999 Agreement gave Cryptek the option to pay the remainder of the promissory note and redeem the preferred interest in Cryptek held by the Company (with a face amount of $900,000 and a requirement for mandatory redemption in December 2002) for an additional $488,750, if that option were exercised within six months after the execution of the October 1999 Agreement.

At November 30, 1999 the $150,000 reduction in the face amount of the note was offset against an existing valuation reserve related to the Cryptek promissory note. In December 1999, Cryptek exercised its option and paid the Company $478,800, representing a discount of $10,000 in consideration of a closing in December 1999 rather than at the end of the six-month option period in April 2000. The $478,800 was first applied to settle the note receivable with a carrying value of $200,000, and the excess of $278,800 is recorded in the accompanying financial statements as a non-recurring gain in non-operating income. This gain was recognized because GKI did not attribute any value to the preferred interest in Cryptek for financial reporting purposes due to uncertainty over valuation at the time of the original sale transaction.


Food Technology Corporation

As of May 30, 1997, the Company sold the stock in its wholly owned FTC subsidiary to the former vice president and general manager of FTC. FTC is a manufacturer of high-quality texture testing instrumentation for the food industry and optical inspection equipment for the plastics and related industries. The Company decided to exit the Food Technology business primarily because it was a small operation which was not related to the Company's primary business, and had not experienced any significant growth in recent years.

(d)  Foreign and Domestic Operations and Export Sales

The EED has not had significant foreign operations or export sales.


ITEM 2 - PROPERTIES

The Company maintains its executive offices, in an approximately 7,700 square foot subleased facility in northern Virginia. As part of the sale of the Company's SCD, the Company assigned a lease for approximately 36,800 square feet of space in the building in Chantilly, Virginia which previously housed SCD. The lease for the Chantilly facility requires the Company to pay for its pro rata share of the taxes, insurance, and maintenance. The Company has subleased approximately 7,700 square feet of space from Cryptek on substantially the same terms and conditions as the master lease for its executive offices and the FTC operation. With the sale of FTC, the Company has sub-subleased approximately 2,300 square feet of this space to FTC on substantially the same terms and conditions as the sublease with Cryptek. The sublease expires in March 2001, and the Company plans to either negotiate a new agreement for the space currently occupied, or to find new office space of similar size.

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

None

                                    PART II


ITEM 5 - MARKET FOR GKI COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock, $.25 par value per share, is quoted in the Over the Counter ("OTC") Bulletin Board service, under the symbol "GKIN". The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

Quarter Ended                                                      High     Low
-------------                                                      ----     ---
May 31, 2000                                                       .49      .10
February 28, 2000                                                  .34      .03
November 30, 1999                                                  .10      .04
August 31, 1999                                                    .15      .06


May 31, 1999                                                       .22      .08
February 28, 1999                                                  .23      .05
November 30, 1998                                                  .10      .04
August 31, 1998                                                    .16      .03


The approximate number of holders of record of the Company's Common Stock, $.25 par value, as of August 31, 2000, was 1,015.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following sets forth certain selected consolidated financial data for each of the years in the five-year period ended May 31, 2000. The consolidated statement of operations data for the fiscal years ended May 31, 2000, 1999, 1998 and the consolidated balance sheet data at May 31, 2000 and 1999 are derived from and are qualified by reference to the consolidated financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, included elsewhere, herein. The consolidated statement of operations data for the fiscal years ended May 31, 1997 and 1996 and the consolidated balance sheet data at May 31, 1998, 1997 and 1996 are derived from consolidated financial statements of the Company also audited by BDO Seidman, LLP, but not included herein. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                      Years ended May 31
                           1996     1997       1998      1999    2000
                           ----     ----       ----      ----    ----
                             (in thousands, except per share data)
--------------------------------------------------------------------------------

Income Statement Data:

--------------------------------------------------------------------------------
Net Sales                  $7,585   $7,700     $6,739    $7,490  $8,833
Cost of sales               5,654    5,542      5,013     6,429   7,828
                           ------   ------     ------    ------  ------
Gross profit                1,931    2,158      1,726     1,061   1,005
Selling, general,
 and administrative
 expenses                   1,668    1,470      1,153     1,724   1,514
Product R&D, and
 improvement                   94       59          0         0       0
Provision for Note
 Receivable                     0        0        442        13       0
                           ------   ------     ------    ------  ------
Operating income (loss)       169      629        131      (675)   (509)
Gain on sale of building        0        0        192         0       0
Gain on Note Settlement         0        0          0         0     279
Interest expense, net         335      336        250       241     299
                           ------   ------     ------    ------  ------
Income (loss) from con-
 tinuing operations          (166)     293         73      (916)   (529)

Income (loss) from dis-
 continued operations        (587)    (217)         0         0       0
                           ------   ------     ------    ------  ------
Income (loss) before
 extraordinary item          (753)      76         73      (916)   (529)
Extraordianr gain from
 debt extinguishment            0        0        187        67       0
                           ------   ------     ------    ------  ------
Income (loss)
 before income taxes         (753)      76        260      (849)   (529)

Provision for
 income taxes                   0        0          6         0       0
                           ------   ------     ------    ------  ------

Net Income/(Loss)            (753)  $   76     $  254    $ (849) $ (529)
                           ======   ======     ======    ======  ======

Basic Earnings Per Share:
 Income (loss) from
  continuing operations     (.025)     .04        .01     (.136)  (.079)
 Loss from discontinued
  operations                (.090)    (.03)       .00      .000    .000

 Income from extraor-
  dinary item                .000      .00        .03      .010    .000
Basic Earnings(loss)
 Per share                  (.116)     .01        .04     (.126)  (.079)

Weighted average common
 shares outstanding              6,509     6,659     6,719   6,719    6,719

Diluted Earnings Per Share:
 Income (loss) from
  continuing operations          (.004)     .014      .005   (.136)   (.079)
 Loss from discontinued
 Operations                      (.023)    (.008)     .000    .000     .000
Income from extraor-
 dinary item                      .000      .000      .008    .010     .000
Diluted Earnings(loss)
 Per share                       (.027)     .005      .013   (.126)   (.079)
Weighted average common
 shares and dilutive equi-
 valents outstanding            25,509    25,509    24,909   6,719    6,719

Cash dividends
 per common share                    0         0         0       0        0

Balance Sheet and Other Data:

--------------------------------------------------------------------------------

                                            May 31,
                          1996        1997      1998     1999     2000
                          ----        ----      ----     ----     ----
Working capital         $ 2,063     $ 2,070   $ 2,492  $ 1,570  $ 1,381
Cash                        364       1,482     1,923      307      958
Total assets              7,026       5,334     4,770    4,685    4,130
Net property, plant
  & equipment             1,482       1,249     1,015    1,016      925
Capital expenditures        188         157       288      174       93
Long-term liabilities    10,092       9,964     9,646    9,580    9,570
Total Stockholders'
  Deficit                (6,224)     (6,073)   (5,788)  (6,638)  (7,166)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company's consolidated statements of operations from continuing operations for fiscal years 1998, 1999 and 2000 (each ended May 31), as a percentage of revenue.


                              Percent of Revenue
                              ------------------

                                                   1998      1999      2000
                                                   ----      ----      ----
Net sales                                         100.0%    100.0%    100.0%
                                                  -----     -----     -----
 Gross profit                                      25.6%     14.2%     11.4%
 Operating expenses                               (23.7%)   (23.2%)   (17.1%)
                                                  -----     -----     -----
Operating income (loss)                             1.9%     (9.0%)    (5.7%)
Interest expense                                   (3.7%)    (3.2%)    (3.4%)
Gain on sale of Orlando Building                    2.8%      0.0%      0.0%
Gain on settlement of Cryptek Note                  0.0%      0.0%      3.2%
Extraordinary item- debt extinguishment             2.8%      0.9%      0.0%
Loss from discontinued operations                   0.0%      0.0%      0.0%
                                                  -----     -----     -----

 Net income (loss)                                  3.8%    (11.3%)    (5.9%)
                                                  =====     =====     =====


Fiscal Year 2000 Compared to Fiscal Year 1999


Net sales for fiscal 2000 were approximately $8.8 million as compared with $7.5 million for fiscal 1999, representing an increase of 17.3%. The increase in volume was primarily attributable to increased customer demand and increased sales and marketing efforts by the Company.

The principal customer for the Enclosure Division's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 83% of the EED's revenues in fiscal year 2000. The Company's sales to the United States government and its prime contractors represented approximately 83% and 92% of total net sales during the Company's fiscal years ended May 31, 2000 and May 31, 1999, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in United States government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States government defense spending in general will not have an adverse effect on sales of the Company's products in the future.

Gross profit for fiscal 2000 was approximately $1.0 million compared with approximately $1.1 million for fiscal 1999. Gross profit as a percentage of sales decreased from 14.2% in fiscal 1999 to 11.4% in fiscal 2000. The primary reasons for the decrease in gross profits were production issues resulting from facing a large increase in orders in the second half of fiscal 1999 and the first quarter of fiscal 2000. This was followed by a decrease in order level during the second half of fiscal 2000.

Operating expenses for fiscal 2000 were approximately $1.5 million compared with $1.7 million for fiscal 1999. Operating expenses as a percentage of net sales were approximately 17.1% in fiscal 2000 compared to approximately 23.2% in fiscal 1999. The decrease in Selling, General & Administrative expenses was principally because in fiscal 1999 there were sales, marketing, and development costs of approximately $225,000 related to the introduction of a new commercial product line.

As discussed above, during fiscal 2000 the Company recorded a non-recurring gain of $278,000 on the settlement of the Cryptek note and preferred interest.

Interest Expense

Interest expense increased from approximately $241,300 in fiscal 1999 to approximately $298,900 in fiscal 2000. This increase occurred principally because interest expense from factoring accounts receivable was $70,800 in fiscal 2000 as compared to $22,500 in fiscal 1999.

Extraordinary Item

In fiscal 1999, the Company repurchased $100,000 of convertible debentures for $33,000 in cash. The gain from the extinguishment of debt was recorded as an extraordinary item in the accompanying statement of operations for the year ended May 31, 1999.

The net loss was $528,800 for fiscal 2000 as compared to a net loss after extraordinary item of $849,100 in fiscal 1999.


Income Taxes

The Company had no income tax provision in fiscal 2000 due to the net loss. Due to the available net operating loss carryforwards, there was no material income tax expense for fiscal 1999, nor were any additional income tax benefits available from the carryback for income taxes of net operating losses. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization in fiscal 2000 and 1999. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%.



Fiscal Year 1999 Compared to Fiscal Year 1998

Net sales for fiscal 1999 were approximately $7.5 million as compared with $6.7 million for fiscal 1998, representing an increase of 11.9%. The increase in volume was primarily attributable to increased customer demand and increased sales and marketing efforts by the Company.

The principal customer for the Enclosure Division's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 92% of the EED's revenues in fiscal year 1999. The Company's sales to the United States government and its prime contractors represented approximately 92% and 91% of total net sales during the Company's fiscal years ended May 31, 1999 and May 31, 1998, respectively.

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

Liquidity and Capital Resources

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. During fiscal 2000, operating losses totaled $528,800. In order to generate the working capital required for operations, the Company must continue to generate orders, stabilize its level of shipments, and operate profitably during fiscal 2001.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2001.

As of May 31, 2000, the Company had cash of $958,100. As discussed in Note 3 to the financial statements, during the second quarter of fiscal 2000 the Company renegotiated the terms of its promissory note due from, and preferred membership interest in, Cryptek. This resulted in cash to the Company totaling $200,000 in October 1999 and $478,750 in December 1999.

The Company has faced production issues which have contributed to the losses from operations since facing a large increase in orders in the second half of fiscal 1999 and the first quarter of fiscal 2000. This was followed by a decrease in order level during the second half of fiscal 2000. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort. The backlog at May 31, 2000 was 3.01 million, and the first quarter's backlog is in line with the projected stabilized level of shipments.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2001. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses in fiscal 1999 and 2000. In addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At May 31, 2000 advances due to Reservoir totaled $44,100. The Company expects to draw on this facility through fiscal 2001 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to reduce and control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

The Company had significant amounts payable to trade creditors at May 31, 2000. In addition, commitments under operating leases, net of sublessee income, amount to $90,500 in fiscal 2001. Current maturities of long-term debt amount to $69,600 in fiscal 2001.

The Company has outstanding debentures originally issued to clients of Gutzwiller totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.


Analysis of Cash Flows

Operating activities provided $290,700 in cash in fiscal 2000. This reflects a net loss of $528,800 offset by $573,600 in cash to fund changes in working capital items plus $245,900 in non-cash expenses. The cash provided from working capital items was principally due to a decrease in accounts receivable of $372,200, and a decrease in inventories of $262,800, offset by a decrease in accounts payable of $85,000 during the fiscal year ended May 31, 2000. The decrease in accounts receivable was principally due to a large client paying for May shipments during the last month of fiscal 2000, and the decrease in inventories was due to the decrease in backlog at May 31, 2000 as compared to May 31, 1999. Accounts payable decreased because of the decrease in inventory in the fourth quarter.

Investing activities provided $457,000 in fiscal 2000. These activities consisted principally of acquired property, plant and equipment totaling $93,000, offset by the accelerated collection of the Cryptek note receivable totaling $550,000.

Financing activities used $97,000 in fiscal 2000. Net factored accounts receivable advances were approximately $34,900, and $62,100 was used to repay long-term real estate debt.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors And Stockholders
General Kinetics Incorporated
Chantilly, Virginia


We have audited the accompanying balance sheets of General Kinetics Incorporated as of May 31, 2000 and 1999, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated as of May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained significant operating losses in fiscal 2000 and 1999. In addition, the Company has significant short-term cash commitments and additional short-term borrowing to fund these commitments is limited to accounts receivable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                  /s/ BDO Seidman, LLP
                                                  BDO Seidman, LLP

Washington, DC
August 18, 2000

                         General Kinetics Incorporated
                                Balance Sheets

                                                                                   May 31,              May 31,
                                                                                    2000                 1999
                                                                                    ----                 ----
                                                       Assets
                                                       ------
Current Assets:
     Cash and cash equivalents                                                     $   958,100         $   307,400
     Accounts receivable, net of allowance of $75,000 and $208,000                   1,130,600           1,502,800
     Inventories                                                                       982,800           1,285,600
     Prepaid expenses and other                                                         36,200              59,300
     Note receivable, current                                                                -              70,000
     Note receivable, affiliate, net of allowance of $175,000 and $87,500                    -              87,500
                                                                                   -----------          ----------
     Total Current Assets                                                            3,107,700           3,312,600
                                                                                   -----------          ----------

Property, Plant and Equipment                                                        2,751,900           2,942,800
Less:  Accumulated Depreciation                                                     (1,827,000)         (1,926,800)
                                                                                   -----------         -----------
                                                                                       924,900           1,016,000
Note receivable, less current portion, net of
  allowance of $0 and $150,000                                                               -             330,000
Other Assets                                                                            97,700              26,600
                                                                                   -----------         -----------

     Total Assets                                                                  $ 4,130,300         $ 4,685,200
                                                                                   ===========         ===========

                                          Liablilities and Stockholders' Deficit
                                          --------------------------------------
Current Liabilities:
     Advances from factor                                                          $    44,100         $    79,000
     Current maturities of long-term debt                                               69,600              66,200
     Accounts payable, trade                                                           873,700             958,800
     Accrued expenses and other payables                                               739,300             638,900
                                                                                   -----------         -----------
     Total Current Liabilities                                                       1,726,700           1,742,900
                                                                                   -----------         -----------

Long-Term debt - less current maturities (including
     $8,732,000 and $8,670,100 of convertible debentures)                            9,300,900           9,304,400
Other long-term liabilities                                                            269,000             275,400
                                                                                   -----------         -----------
     Total Long-Term Liabilities                                                     9,569,900           9,579,800
                                                                                   -----------         -----------

     Total Liabilities                                                              11,296,600          11,322,700
                                                                                   -----------         -----------

Commitments and Contingencies

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 shares authorized                     1,811,500           1,811,500
         7,245,557 shares issued, 6,718,925 shares outstanding
     Additional Contributed Capital                                                  7,239,400           7,239,400
     Accumulated Deficit                                                           (15,767,000)        (15,238,200)
                                                                                   -----------         -----------
                                                                                    (6,716,100)         (6,187,300)
     Less:
               Treasury Stock, at cost (526,632 shares)                               (450,200)           (450,200)
                                                                                   -----------         -----------
     Total Stockholders' Deficit                                                    (7,166,300)         (6,637,500)
                                                                                   -----------          ----------

     Total Liabilities and Stockholders' Deficit                                   $ 4,130,300         $ 4,685,200
                                                                                   ===========         ===========


The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                           Statements of Operations
               For the Years Ended May 31, 2000, 1999, and 1998


                                                               2000                1999              1998
                                                               ----                ----              ----
Net Sales                                                $     8,833,000     $    7,490,200     $   6,739,300
Cost of Sales                                                  7,827,500          6,428,900         5,013,600
                                                         ---------------     --------------     -------------
Gross Profit                                                   1,005,500          1,061,300         1,725,700
                                                         ---------------     --------------     -------------

Selling, General & Administrative                              1,514,200          1,723,600         1,152,600
Provision for Note Receivable                                          -             12,500           441,600
                                                         ---------------     --------------     -------------
Total Operating Expenses                                       1,514,200          1,736,100         1,594,200
                                                         ---------------     --------------     -------------
Operating Income (Loss)                                         (508,700)          (674,800)          131,500

Gain on sale of Orlando building                                       -                  -           191,500

Gain on settlement of Cryptek note                               278,800

Interest Expense                                                (298,900)          (241,300)         (249,500)
                                                         ---------------     --------------     -------------
Income(loss) before extraordinary item                          (528,800)          (916,100)           73,500

Extraordinary item-gain from debt extinguishment                       -             67,000           186,900
                                                         ---------------     --------------     -------------
Income (loss) before income taxes                               (528,800)          (849,100)          260,400

Provision for income taxes                                             -                  -             6,000
                                                         ---------------     --------------     -------------
Net Income (loss)                                        $      (528,800)    $     (849,100)    $     254,400
                                                         ===============     ==============     =============

Basic Earnings per Share:
     Earnings (loss) before extraordinary item                   ($0.079)           ($0.136)           $0.011
     Earnings from extraordinary item                                  -              0.010             0.028
                                                         ---------------     --------------     -------------
  Basic Earnings (loss) per share                                ($0.079)           ($0.126)           $0.039
                                                                  ======             ======            ======
  Weighted Average Number of Common Shares
   Outstanding                                                 6,718,925          6,718,925         6,718,925

Diluted Earnings per Share:
     Earnings (loss) before extraordinary item                   ($0.079)           ($0.136)           $0.005
     Earnings from extraordinary item                                  -              0.010             0.008
                                                         ---------------     --------------     -------------
  Diluted Earnings (loss) per share                              ($0.079)           ($0.126)           $0.013
                                                                  ======             ======            ======
  Weighted Average Number of Common Shares
   and Dilutive Equivalents Outstanding                        6,718,925          6,718,925        24,908,925





The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                      Statements of Stockholders' Deficit
               For the Years Ended May 31, 2000, 1999, and 1998

                                                              Additional                                            Total
                                       Common Stock           Contributed      Accumulated      Treasury         Stockholders'
                                 Shares          Amount         Capital          Deficit          Stock             Equity
                                 ------          ------         -------          -------          -----             ------
Balance 5/31/97                7,185,557      $  1,796,500   $  7,224,400    $ (14,643,500)    $   (450,200)    $  (6,072,800)

Net Income                                                                         254,400                            254,400

Issuance of 60,000 shares         60,000            15,000         15,000                                              30,000
of common stock
                            ------------      ------------   ------------    -------------     ------------     -------------
Balance 5/31/98                7,245,557         1,811,500      7,239,400      (14,389,100)        (450,200)       (5,788,400)

Net Loss                                                                          (849,100)                          (849,100)

                            ------------      ------------   ------------    -------------     ------------     -------------
Balance 5/31/99                7,245,557         1,811,500      7,239,400      (15,238,200)        (450,200)       (6,637,500)

Net Loss                                                                         ($528,800)                          (528,800)

                            ------------      ------------   ------------    -------------     ------------     -------------
Balance 5/31/00                7,245,557      $  1,811,500   $  7,239,400    $ (15,767,000)    $   (450,200)    $  (7,166,300)
                            ============      ============   ============    =============     ============     =============

The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                           Statements of Cash Flows
               For the years ended May 31, 2000, 1999, and 1998

                                                                   2000               1999                1998
                                                                   ----               ----                ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                               $ (528,800)       $   (849,100)        $   254,400
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                  184,000             173,100             167,000
    Extraordinary gain on debt extinguishment                                          (67,000)           (186,900)
    Loss (Gain) on disposal of equipment                                                                  (218,700)
    Write off of accounts payable                                                                         (253,700)
    Amortization of bond discount                                   61,900              61,900              68,700
    Provision for doubtful accounts                               (196,500)             87,500             441,600
    Write-off of note receivable                                                       216,600                   -
    Provision for inventory obsolescence                            40,000              60,000              60,000
    Write-off of inventory                                                            (162,700)            (84,200)
    Write-off of accrued liabilities                                                   (85,100)            (82,600)
  (Increase) Decrease in Assets:
    Accounts Receivable                                            506,200          (1,233,700)            450,300
    Inventories                                                    262,800            (442,400)            (66,800)
    Prepaid Expenses                                                23,100             (54,400)             15,100
    Other assets                                                   (71,000)            (25,400)            (19,600)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                       (85,100)            741,400            (164,400)
    Accrued Expenses and other payables                            100,500             132,100              27,100
    Other Long Term Liabilities                                     (6,400)             (1,700)             (7,900)
                                                                ----------        ------------         -----------

        Net cash provided by/(used) in Operating Activites         290,700          (1,448,900)            399,400
                                                                ----------        ------------         -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                     (93,000)           (174,400)           (287,700)
  Net proceeds from sale of property, plant and equipment                -                   -             573,600
  Collection of notes recievable                                   550,000              25,000                   -
  Issuance of notes receivable                                           -                   -             (25,000)
                                                                ----------        ------------         -----------
        Net cash  provided by/(used) in Investing Activities       457,000            (149,400)            260,900
                                                                ----------        ------------         -----------

Cash Flows from Financing Activities:
  Repayment of bonds payable                                             -             (33,200)           (100,000)
  Advances from Factor/Borrowings
    on Demand Notes Payable                                        600,000             687,400                   -
  Repayments of Advances from Factor/
    Demand Notes Payable                                          (634,900)           (608,400)                  -
  Repayments on Long Term Debt                                     (62,100)            (63,400)           (119,300)
                                                                ----------        ------------         -----------
        Net cash used in Financing Activities                      (97,000)            (17,600)           (219,300)
                                                                ----------        ------------         -----------

Net increase (decrease) in cash and cash equivalents               650,700          (1,615,900)            441,000
Cash and Cash Equivalents:  Beginning of Period                    307,400           1,923,300           1,482,300
                                                                ----------        ------------         -----------
Cash and Cash Equivalents:  End of Period                       $  958,100        $    307,400         $ 1,923,300
                                                                ==========        ============         ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                    $  200,900        $    175,100         $   204,300
    Income Taxes                                                $      800        $      7,100         $       800
Supplemental Disclosures of Non Cash Investing
  and Financing Activities:
    Conversion of notes receivable to common stock              $        -        $          -         $    30,000

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS


1. FUTURE PROSPECTS AND RECENT OPERATIONS:

General Kinetics Incorporated (The "Company" or "GKI") has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. During fiscal 2000, operating losses totaled $508,700. In order to generate the working capital required for operations, the Company must continue to generate orders, stabilize its level of shipments, and operate profitably during fiscal 2001.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2001.

As of May 31, 2000, the Company had cash of $958,100. As discussed in Note 3 to the financial statements, during the second quarter of fiscal 2000 the Company renegotiated the terms of its promissory note due from, and preferred membership interest in, Cryptek. This resulted in cash to the Company totaling $200,000 in October 1999 and $478,750 in December 1999.

The Company has faced production issues which have contributed to the losses from operations since facing a large increase in orders in the second half of fiscal 1999 and the first quarter of fiscal 2000. This was followed by a decrease in order level during the second half of fiscal 2000. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2001. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses in fiscal 1999 and 2000. In addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At May 31, 2000 advances due to Reservoir totaled $44,100. The Company expects to draw on this facility through fiscal 2001 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to reduce and control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.



2. SIGNIFICANT ACCOUNTING POLICIES:

The Company's significant accounting policies are described below.


NATURE OF BUSINESS:

The Company designs, manufactures and sells specialty metal products such as precision enclosures and rack mounting systems for the installation of electronics.


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


Basic and Diluted Earnings Per Share

For fiscal 1998, the Company adopted Financial Accounting Standards No. 128, "Earnings per Share (SFAS 128)". SFAS 128 provides a different method of calculating earnings per share than was previously used in accordance with APB Opinion 15. SFAS

128 provides for the calculation of Basic and Diluted earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures (see Note 9) and stock options (see Note 14). Basic and diluted earnings per share are the same in fiscal 1999 and 2000 because the impact of dilutive securities is anti-dilutive.


Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of May 31, 2000, the estimates used in the financial statements are adequate based on the information currently available.


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


3. SETTLEMENT OF CRYPTEK NOTE RECEIVABLE

In December 1996, GKI completed the sale of its secure communications division to Cryptek, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. The SCD division had been in the business of manufacturing and selling secure facsimile machines and secure local area network products for customers handling classified information. The division incurred significant operating losses during fiscal 1997 and in each of the prior three fiscal years. Management believed that the resources likely to be involved in returning the division to profitability could more effectively be generated and utilized in connection with the development of the electronic enclosure division and other activities. In addition, the $1.75 million in cash proceeds received from the sale of the division at closing provided the Company with operating capital for its continuing business.

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

In October 1999, the Company entered into an agreement that amended the settlement agreement the Company had reached with Cryptek in December 1998. The October 1999 Agreement reduced the face amount of the promissory note payable to the Company by Cryptek from $550,000 to $400,000 in exchange for accelerating the payment schedule. The Company received $200,000 upon execution of the new agreement. In addition, the October 1999 agreement gave Cryptek the option to pay the remainder of the promissory note and redeem the preferred interest in Cryptek held by the Company (with a face amount of $900,000 and a requirement for mandatory redemption in December 2002) for an additional $488,750, if that option were exercised within six months after the execution of the October 1999 Agreement.

At November 30, 1999, the $150,000 reduction in the face amount of the note was offset against an existing valuation reserve related to the Cryptek promissory note. In December 1999, Cryptek exercised its option and paid the Company $478,800, representing a discount of $10,000 in consideration of a closing in December 1999 rather than at the end of the six-month option period in April 2000. The $478,800 was first applied to settle the note receivable with a carrying value of $200,000, and the excess of $278,800 is recorded in the accompanying financial statements as a non-recurring gain in non-operating income. This gain was recognized because GKI did not attribute any value to the preferred interest in Cryptek for financial reporting purposes due to uncertainty over valuation at the time of the original sale transaction.


4. CREDIT  RISK

For the years ended May 31, 2000, 1999, and 1998, the Company's net sales to the U.S. government and/or subcontractors accounted for 83%, 92%, and 91%, respectively, of consolidated net sales. Accounts receivable from those customers amounted to $1.05 million and $1.40 million as of May 31, 2000 and 1999, respectively. A substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in department of defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's electronic enclosure business is intense as it primarily operates in a mature industry. The Company's uncollectible receivables have historically not been material. The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality financial institutions.

5. INVENTORIES

Inventories consist of the following:

                                                     May 31,
                                                ----------------
                                                2000        1999
                                                ----        ----
Work in process                              $ 813,000   $1,092,200
Raw materials                                  368,900      352,600
Valuation reserve                             (199,200)    (159,200)
                                             ---------   ----------
        Total                                $ 982,800   $1,285,600
                                             =========   ==========

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


6.  PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following on May
31:

                                                     2000             1999
                                                  ----------       ----------
Machinery and equipment                           $1,250,500       $1,271,600

Buildings and improvements                           908,700          908,700

Furniture and fixtures                               503,900          673,700

Transportation equipment and other                    88,800           88,800
                                                  ----------       ----------
                                                   2,751,900        2,942,800


  Less- Accumulated
   depreciation and
  Amortization                                     1,827,000        1,926,800
                                                  ----------       ----------
     Net property, plant and
      equipment                                   $  924,900       $1,016,000
                                                  ==========       ==========

Depreciation expense for the years ended May 31, 2000, 1999, and 1998 was $184,000, $173,100, and $167,000, respectively.


7. DISPOSTION OF ORLANDO FACILITY

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


8. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consists of the following on May 31:


                                                2000             1999
                                                ----             ----

Employee vacations                            $257,700         $231,000

Salaries and wages                              78,700          109,800

Other                                          402,900          298,100
                                              --------         --------
                                              $739,300         $638,900
                                              ========         ========

9. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:

                                                          2000          1999
                                                          ----          ----

Subordinated Debt Originally Issued for
---------------------------------------
Clients of Gutzwiller and Partner, A.G.
---------------------------------------

1994 Convertible Subordinated
Debentures                                             $8,995,000    $8,995,000

     Other
     -----

Real estate mortgage collateralized by first
deed of trust and security interest
in certain real property. Payable in 180 equal
installments through November 2006, plus
interest at prime plus 1.0% (9.5% at
May 31, 2000).                                            598,500       657,700

Other notes payable with interest rates at
1% at May 31, 2000, and payable August 2004.               40,000        42,800
                                                       ----------    ----------
                                                       $9,633,500    $9,695,500

       Less: Current Maturities                           (69,600)      (66,200)

       Unamortized discount on
        Debentures                                       (263,000)     (324,900)
                                                       ----------    ----------
 Long-term debt                                        $9,300,900    $9,304,400
                                                       ==========    ==========

The amount of unamortized discount on Convertible Debentures originally issued to clients of Gutzwiller and its successor at May 31, 2000, is as follows:

                                             Face      Unamortized    Carrying
                                          Amount Due     Discount      Amount
                                          ----------   -----------    --------

Convertible Debentures                    $8,995,000     $263,000    $8,732,000

In connection with the restructuring of the debt, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The total amount of discount amortization for the years ending May 31, 2000 and 1999 was $61,900 and $61,900, respectively.

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

The convertible debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable in arrears at maturity. The conversion feature of the financing was approved by the Company's shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the convertible debentures. Shares issuable upon conversion of such convertible debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.

In November 1999, the Company finalized an agreement for the funding of the August 1999 scheduled payments of interest on the convertible debentures by issuing five promissory notes totaling $88,421. The notes bore interest at 10% per annum, and were repaid at the rate of one note each month beginning in December 1999, with final payment on the last note completed in April 2000.


Other Real Estate Mortgage Loans

The Company has a real estate mortgage agreement on the Company's Johnstown facility that contains certain covenants which include restrictions on capital expenditures and dividend payments and a requirement that the Company maintain certain financial ratios (including minimum tangible net worth and total liabilities to tangible net worth). The Company was in violation of certain loan covenants as of May 31, 2000; however, the lender has agreed to waive the violations through May 31, 2001.

Additionally, the above real estate mortgage agreement contains a subjective covenant which could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

During fiscal 1998 the Company repaid its real estate mortgage on the Company's Orlando facility, and subsequently sold the facility to an unrelated third party (see Note 7).

Future principal maturities of debt are as follows:

  Year Ending
    May 31,


      2001          $     69,600
      2002                76,800
      2003                84,500
      2004               132,800
      2005             9,107,100
Thereafter               162,700
                    ------------
                    $  9,633,500
                    ============

10. INCOME TAXES:

Due to the net losses in fiscal 2000 and 1999 and the available net operating loss carryforwards, there was no material income tax expense for fiscal 2000 or 1999, nor were any additional income tax benefits available from the carryback of net operating losses. The Company recorded a provision for income taxes of $6,000 in 1998 related to alternative minimum tax. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 2000, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended May 31, 2000, 1998, and 1998, is as follows:

                                          2000        1999        1998
                                          ----        ----        ----

Tax provision (benefit) at
 statutory rates                     $(180,000)  $(289,000)  $  89,000

Non deductible related party
 interest expense                       18,000      32,000      32,000

Generation (utilization) of net
  operating loss carryforward and
  change in valuation allowance        162,000     257,000    (115,000)
                                     ---------   ---------   ---------
                                     $   -       $  -        $   6,000
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

Principal items comprising deferred income tax assets and liabilitities, at May 31, are as follows:

                                                             2000         1999
                                                             ----         ----

Net operating loss carryforward                        $ 4,105,000  $ 3,926,000
R & D and other credit carryforwards                       380,000      380,000
Purchased R & D costs                                       91,000      102,000
Inventory reserves                                          63,000       48,000
Allowance for doubtful accounts                             29,000       78,000
Excess financial statement depreciation                    (17,000)     (11,000)
Accrued Vacations                                           98,000       88,000
Other accrued liabilities                                   93,000       40,000
Accrued professional fees                                    6,000        9,000
Allowance for Note Receivable                               67,000       90,000
Deferred compensation                                      102,000      105,000
                                                         ---------    ---------
Total deferred tax assets                                5,017,000    4,855,000

 Valuation allowance                                    (5,017,000)  (4,855,000)
                                                       -----------  -----------
          Net deferred tax asset                       $        -   $        -
                                                       ===========  ===========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 2000, the Company has net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $10,802,000, which expire at various dates through 2011. The Company has research and development, and other credit carryforwards for Federal income tax reporting purposes of approximately $380,000.


11. COMMITMENTS:

Leases:

As part of the sale of the secure communications business, the Company assigned a lease for approximately 36,800 square feet of space in the building in Chantilly, Virginia which previously housed this division. The lease for the Chantilly facility requires the Company to pay for its pro rata share of the taxes, insurance, and maintenance. The Company has subleased approximately 7,700 square feet of space from Cryptek on substantially the same terms and conditions as the master lease for its executive offices and the food technology operation. With the sale of the food technology subsidiary, the Company has sub-subleased approximately 2,300 square feet of this space to the new owner of the food technology subsidiary on substantially the same terms and conditions as the sublease with Cryptek. The sublease expires in March 2001, and the Company plans to either negotiate a new agreement for the space currently occupied, or to find new office space of similar size.

The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2001.

At May 31, 2000, approximate future minimum rental commitments for all noncancelable operating leases are as follows:



    Year Ending
       May 31,

        2001                    $74,400
        2002                     10,900
        2003                        300
                                -------
                                 85,600
         Less- sublease
         income(through
         May 31, 2001)           19,600
                               --------
                               $ 66,000
                               ========


Amounts charged to operations for rent expense amounted to $90,500, $49,300, and $53,300, for the years ended May 31, 2000, 1999 and 1998, respectively. These amounts were offset by annual sublease income of approximately $21,200, $19,600, and $31,700, respectively.


12. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 2000:

Defined Contribution Plans

In 1999, the Company adopted a 401(k) plan covering its union employees. The Company makes matching contributions of up to 5% of the individual union employee's pretax salary deferral. This plan replaced a defined contribution plan in effect prior to August 1999. Total related pension expense was approximately $71,900, $77,300, and $66,900, in fiscal 2000, 1999 and 1998, respectively.

In addition, the Company has a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses were approximately $25,200, $11,900, and $9,100 for fiscal years 2000, 1998 and 1998, respectively.

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

Compensation related to this plan totaled approximately $32,100, $36,700, and $30,400, in fiscal 2000, 1999 and 1998, respectively. As of May 31, 2000, 1999 and 1998, deferred compensation recorded in the consolidated balance sheets was approximately $269,000,

$275,400, and $277,100, respectively, and was all attributable to retirees currently receiving benefits.

13. EARNINGS PER SHARE:

In fiscal 1998, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share.

FOR THE YEAR ENDED                          May 31, 1998

                                 Income         Shares     Per Share
                               (Numerator)   (Denominator)  Amount
                               -----------   -------------  ------

Basic EPS

Net Income                     $254,400       6,718,925       $0.04

Effect of Dilutive
 Securities:

  Convertible debentures         58,900      18,190,000

Diluted EPS

Income available to
 Common Stockholders
 plus assumed conversions      $313,300      24,908,925       $0.01

Options to purchase 752,777 shares of common stock were outstanding during the year but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of common shares.

Basic EPS and Diluted EPS were the same in both fiscal 1999 and 2000 due to operating losses in those two years.

14. STOCK OPTIONS:

The Company has six incentive stock option plans under which stock options may be granted. The Company has reserved 1,950,000 common shares for issuance under these plans. All six plans have a ten year life and options are granted at the fair value market value at the date of grant. Options vest 50% upon grant and 50% after one year, unless otherwise stated. Canceled options become available for new grants upon cancellation.

The 1989 Stock Option Plan was approved by the stockholders on November 30, 1989. All options under the 1989 stock option plan expired during fiscal 2000.

The 1990 Stock Option Plan was approved by the stockholders on November 13, 1990. Under the 1990 plan, 100,000 options are available for grant. There are no options outstanding under this plan, as of May 31, 2000.

The 1991 Stock Option Plan was approved by the stockholders on November 19, 1991. Under the 1991 plan, 375,000 options are available for grant through November 18, 2001, with no more than 125,000 options granted in any one fiscal year.

The Company adopted the 1991 Nonemployee and Directors Stock Option Plan on November 19, 1991. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 100,000 shares of the Company's common stock. There were no options outstanding under this plan during fiscal 2000.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year.

The 1994 Nonemployee and Directors Stock Option Plan was adopted by the Company on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company's common stock. During 1995, the Company issued 325,000 incentive stock options to non-employees and directors under this plan. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price.

The summary of the option plans for the years ended May 31, is as follows:

                                      2000           1999             1998
                                      ----           ----             ----
Options outstanding June 1,          752,777        714,527          645,277
  Granted                             42,500         42,500           72,500
  Exercised                                0              0                0
  Canceled                           (20,750)        (9,250)          (3,250)
                                  ----------     ----------       ----------
Options outstanding at end of
  period                             774,527        752,777          714,527
                                  ----------     ----------       ----------
Price range of
  options granted                 $     0.25     $     0.15       $  .09-.19
                                  ==========     ==========       ==========
Price range of options Exercised           -              -                -
                                  ==========     ==========       ==========
Exercise price range of
  Outstanding options             $.06-$2.50     $.06-$7.00       $.06-$7.00
                                  ==========     ==========       ==========

The summary of stock options outstanding and exercisable as of May 31, 2000 is as follows:

                                                                   Weighted    Weighted                 Weighted
Range of                                                           Average     Average                  Average
Exercise                                              Number       Remaining   Exercise   Options       Exercise
Prices                                                Outstanding  Life        Price      Exercisable   Price
----------------------------------------------------------------------------------------------------------------
1991 Stock Option Plan
 $0.56 - $2.50                                           31,250          1      $0.87       31,250      $0.87

1994 Stock Option Plan
 $0.38 - $0.56                                           38,277          6       0.51       38,277       0.51

1994 Non-employees and Directors Stock Option Plan
 $0.06 -$0.09                                            57,500          6       0.07       57,500       0.07
 $0.15 -$0.19                                            85,000          6       0.17       85,000       0.17
 $0.25 -$0.38                                            75,000          6       0.30       53,750       0.33
        $0.69                                           487,500          6       0.69      162,500       0.69
-------------------------------------------------------------------------------------------------------------

 $0.06 -$2.50                                           774,527        5.8      $0.55      428,277      $0.46
=============================================================================================================

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. For SFAS 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 5.96%, 5.53%, and 5.77% and expected volatility of 50% for the years ended May 31, 2000, 1999 and 1998, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.16,$.04, and$.05 for fiscal 2000, 1999 and 1998, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below.

                                        2000        1999      1998
                                     --------------------------------
Net Income(Loss):
     As reported                     $(528,800)  $(849,100)  $254,400
     Pro forma                        (532,200)   (851,200)   251,900
Basic Earnings(Loss) per share:
     As reported                     $   (0.08)  $   (0.13)  $    .04
     Pro forma                           (0.08)      (0.13)       .04

Diluted Earnings(Loss) per share:
     As reported                     $   (0.08)  $   (0.13)  $    .01
     Pro forma                           (0.08)      (0.13)       .01

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

In consideration of, among other things, the foregoing amounts advanced by the Company through January 21, 1997, in the total amount of approximately $205,500, the Company received a common membership interest in Link2It representing 10% of the total and a convertible preferred membership interest in Link2It with a face amount of $112,500 convertible into 9% of the total membership interests (subject to adjustment under certain circumstances as described below). In addition, the Company provided Link2It with $150,000 reflected in convertible promissory notes due one year from the date of issuance and bearing interest at 9 1/4% per annum. An additional $100,000, of which $25,000 was released, was provided to become available upon the satisfaction of certain agreed upon conditions. In January 1998, the Company extended the due date of all of the promissory notes to January 21, 1999 and, among other things, its obligation to fund additional amounts was terminated. In January 1999 and January 2000, the Company again extended the repayment period, and such loans are now scheduled to mature on January 21, 2001 in consideration of a complete release from any remaining funding obligation and the issuance of warrants to acquire additional common membership interests in Link2It.

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

The Company has agreed to certain further adjustments to the foregoing terms to the extent required in connection with certain potential third-party financing and the repayment of the convertible notes. However, due to delays in the introduction of Link2It's proprietary products into the marketplace and the extended repayment period of the loans, the accompanying financial statements at May 31, 2000 include a valuation reserve of $175,000 which represents the total due under the note receivable.

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


16. MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):

                                      (000's)
                       May 31, 2000              May 31, 1999
                      -------------              -------------
                 Carrying    Estimated     Carrying    Estimated
                  Amount     Fair Value     Amount     Fair Value
                 --------    ----------     ------     ----------

Bonds Payable    $(8,995)    $ (4,184)     $ (8,995)   $ (3,955)


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                   PART III

The information required by Part III (Items 10 through 13) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 2000 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements
          Included in Part II, Item 8 of this report:

          Consolidated Balance Sheets as of May 31, 2000 and 1999

          Consolidated Statements of Operations for the years ended May 31, 2000, 1999 and 1998

          Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2000, 1999 and 1998

          Consolidated Statements of Cash Flows for the years ended May 31, 2000, 1999 and 1998

          Notes to the Consolidated Financial Statements

     2.   Financial Statement Schedule
          Included in Part IV of this report:

          Financial Statements and Supplementary Data for the years ended May 31, 2000, 1999, and 1998:

          Schedule II - Schedule of Valuation and Qualifying     Accounts
           Accounts

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 2000.


(c)  Exhibits


Exhibit Number           Description                            Note No.
--------------           -----------                            --------

     2.1                 Agreement between GKI and                 (17)
                         Link2It, L.L.C. dated as of
                         January 21, 1997

    3.1            Articles of Incorporation                  (1)

    3.2            Articles of Incorporation, as              (7)
                   amended at the Annual
                   Meeting of GKI shareholders on
                   November 19, 1991

    3.3            Articles of Incorporation, as             (16)
                   amended at the Annual Meeting of
                   GKI shareholders on October 28, 1994

    3.4            By-Laws                                    (1)

    3.5            By-Laws, as amended at a Board             (7)
                   of Directors meeting on
                   September 24, 1992

    3.6            By-Laws, as amended at a Board            (12)
                   of Directors meeting on
                   March 2, 1994

    3.7            By-Laws, as amended at a Board
                   of Directors meeting on
                   January 19, 1995

    4.1            Agreement by and between GKI               (7)
                   and Gutzwiller & Partner, A.G.,
                   dated October 20, 1992, and a
                   letter of clarification
                   regarding such agreement from
                   Edward J. Stucky to David A.
                   Shaw, dated October 23, 1992

    4.2            Form of Convertible Subordinated
                   Debentures Issued to Gutzwiller &          (8)
                   Partner, A.G., on December 14,
                   1992 with an effective date of
                   October 20, 1992

    4.3            Form of 4% Subordinated                    (9)
                   Debentures, Series A, due March
                   30, 1994

    4.4            Form of 4% Subordinated
                   Debentures, Series B, due March            (9)
                   30, 1995

     4.5            Form of 4% Subordinated                         (9)
                    Debentures, Series C, due August
                    15, 1994

     4.6            Form of Convertible Debentures                 (14)
                    Issued to Gutzwiller & Partner,
                    A.G., dated August 14, 1994.

     10.1*          1988 Stock Option Plan                          (2)

     10.2           Agreement and Plan of Merger                    (1)
                    and Reorganization dated
                    August 31, 1990

     10.3*          1991 Executive Bonus Plan                       (5)

     10.4*          1991 Stock Option Plan                          (4)

     10.5*          1991 Nonemployee and Directors
                    Stock Option Plan                               (4)

     10.6*          401(k) Retirement, Investment &                 (7)
                    Savings Plan

     10.7*          1989 Stock Option Plan                          (5)

     10.8*          1990 Stock Option Plan                          (5)

     10.9*          1994 Stock Option Plan                         (15)

     10.10*         1994 Nonemployee and Directors                 (15)
                    Stock Option Plan

     10.11          Verdix Asset Purchase Agreement                (10)
                    dated October 1, 1993

     10.12          Amendment to Verdix Asset                      (11)
                    Purchase Agreement dated
                    January 26, 1994

     10.13          Asset Purchase Agreement between               (18)
                    General Kinetics Incorporated and
                    Cryptek Secure Communications, LLC, a
                    Delaware limited liability company,
                    dated as of November 1, 19961,

     16.0           Letter re Change in Certifying Accountants      (3)

     16.1           Letter re Change in Certifying Accountants     (13)

     21.1           List of Subsidiaries                           (16)

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

(d)  Schedule

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

General Kinetics Incorporated

The audits referred to in our report, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, to General Kinetics, Inc. dated August 18, 2000 which is contained in
Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended May 31, 2000. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                             /s/ BDO Seidman, LLP

Washington, DC
August 18, 2000

                                                                     Schedule II

                         General Kinetics Incorporated
                         -----------------------------
                 Schedule of Valuation and Qualifying Accounts
                 ---------------------------------------------
               For the Years Ended May 31, 2000, 1999, and 1998
               ------------------------------------------------

                                         Balance at      Charged to       Charged to                     Balance at
                                        beginning of      costs and          other                         end of
          Description                      period         expenses         accounts       Deductions       period
          -----------                      ------         --------         --------       ----------       ------
FOR THE YEAR ENDED MAY 31, 2000:

Inventory Reserve                          159,200            95,000        (55,000)              0         199,200

Allowance for doubtful accounts            208,000            19,500       (152,500)              0          75,000

Note Receivable Reserve                    237,500            87,500       (150,000)              0         175,000


FOR THE YEAR ENDED MAY 31, 1999:

Inventory Reserve                          261,900            60,000       (162,700)              0         159,200

Allowance for doubtful accounts            208,000                 0              0               0         208,000

Note Receivable Reserve                    441,600            87,500       (291,600)              0         237,500


FOR THE YEAR ENDED MAY 31, 1998:

Inventory Reserve                          286,100            60,000        (84,200)              0         261,900

Allowance for doubtful accounts            208,000                 0              0               0         208,000

Note Receivable Reserve                          0           441,600              0               0         441,600

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


Date: August 28, 2000
      --------------------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry M. Heimendinger 8/28/00   /s/ Sandy B. Sewitch     8/28/00
---------------------------------   --------------------------------
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



/s/ Marc E. Cotnoir                 August 28, 2000
------------------------------      ---------------
Marc E. Cotnoir, Director           Date



/s/ Richard J. McConnell            August 28, 2000
------------------------------      ---------------
Richard J. McConnell, Director      Date



/s/ Thomas M. Hacala                August 28, 2000
------------------------------      ---------------
Thomas M. Hacala, Director          Date