Form 10-K/A
period 2000-05-31
GENERAL KINETICS INC
filed 2000-09-28
CIK 40675

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


          Aggregate market value of the voting stock held by non-affiliates       $816,992*
          of the Registrant as of August 23, 2000

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

                       Documents Incorporated by Reference
                       -----------------------------------

          None

            ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                           DIRECTORS AT MAY 31, 2000

Name and Positions                                                 Business Experience                              Director
With the Company                    Age                         During The Last Five Years                            since
------------------------------  -----------  ----------------------------------------------------------------     ---------------
Larry M. Heimendinger              56        Mr. Heimendinger has acted as the Chairman of the Board of            March, 1994
Chairman of the Board                        Directors of the Company since he was elected to that position in March of 1994.  In accordance with the Amended and Restated
                                             Bylaws of the Company, Mr. Heimendinger has been performing the duties of the President and chief executive officer through his position as Chairman of the Board and will continue to do so until such time as a replacement for President and chief
                                             executive officer is elected and qualified. Mr. Heimendinger is also a founder of Link2It, LLC (see "Certain Relationships and
                                             Related Transactions").  Mr. Heimendinger previously served as
                                             President and chief operating officer of Nantucket Corp., a privately held software company, and after that company's
                                             acquisition by Computer Associates International was associated with Computer Associates, most recently as its Director of
                                             Product Strategy.  Before joining Nantucket, Mr. Heimendinger was the President and CEO of Origin, Inc., a company that
                                             produced and marketed personal computer software for the
                                             banking industry.  Mr. Heimendinger is the author of Advanced d
                                             Base IV and Advanced Clipper, books published by Brady Books, and is a computer industry conference and seminar speaker
                                             worldwide.  Mr. Heimendinger is a member of  Class 1 of the
                                             Board of Directors.

Thomas M. Hacala                   55        Mr. Hacala has been the President of Seating Technology , a           February, 1998
                                             marketing and consulting company specializing in the
                                             Asian/European office furniture industry, since 1991.  Mr.
                                             Hacala is a member of Class I of the Board of Directors.

Marc E. Cotnoir                    51        Mr. Cotnoir has been an independent consultant, providing             March, 1994
                                             business and strategic planning support and systems engineering consulting, for a wide range of clients since 1988.



                                             Mr. Cotnoir was Vice President for Marketing, Sales, and Service
                                             for VideoSite Incorporated from September 1997 to July 1998.
                                             Prior to 1988, Mr. Cotnoir had extensive experience, both
                                             within private industry and in the U.S. Air Force, with
                                             computer and communications technology.  Mr. Cotnoir is a
                                             member of Class II of the Board of Directors.

Richard J. McConnell               40        Mr. McConnell has been the President of Square Systems, Corp.,         March, 1994
                                             a research and development firm specializing in advanced
                                             software systems, since 1986.  Mr. McConnell is also a founder of Link2It, LLC (see "Certain Relationships and Related
                                             Transactions").  Mr. McConnell has been involved in research and development in the computer software industry since 1981.
                                             Mr. McConnell is a member of Class III of the Board of
                                             Directors.


                         EXECUTIVE OFFICERS AND CERTAIN
                      SIGNIFICANT EMPLOYEES OF THE COMPANY

          The names, ages, and positions of the executive officers of the Company are listed below.

Name                                         Age                          Position
-------------------------------------  ---------------  ---------------------------------------------
Larry M. Heimendinger                      56              Chairman of the Board
                                                           (performing duties of President
                                                           and chief executive officer)

Richard E. Munczenski                      58              Vice President and General Manager

Sandy B. Sewitch                           43              Chief Financial Officer

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

          To the Company's knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except certain inadvertent filing delinquencies which have been corrected as set forth below:

          Under Rule 16a-3(f) every person who at any time during the fiscal year was subject to Section 16 is required to file a Form 5 within 45 days after fiscal year end, unless all transactions otherwise required to be reported on Form 5 have been reported before the due date of such form. During fiscal year 2000, Messrs. Heimendinger, Cotnoir, McConnell, and Hacala did not timely report the respective stock options granted to them under the Company's 1994 Nonemployee and Directors Stock Option Plan in the last fiscal year. It is the Company's understanding that these Section 16(a) reporting delinquencies have since been corrected.


                        ITEM 11.  EXECUTIVE COMPENSATION

          The information under this heading relates to the chief executive officer, chief financial officer, and vice president for fiscal year 2000. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer."

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

                           SUMMARY COMPENSATION TABLE

                                       Annual Compensation               Long-Term Compensation
                             --------------------------------------  -------------------------------
Name and Principal                                     Other Annual                      All Other
Position                     Year   Salary     Bonus   Compensation  Number of Options  Compensation
---------------------------  ----  ---------  -------  ------------  -----------------  ------------
Larry M. Heimendinger(1)     2000    $ 0        $ 0        $ 0           12,500            $ 0
Chairman of the Board        1999      0          0          0           12,500              0
                             1998      0          0          0           12,500              0


                                       Annual Compensation               Long-Term Compensation
                             --------------------------------------  -------------------------------
Name and Principal                                     Other Annual                      All Other
Position                     Year   Salary     Bonus   Compensation  Number of Options  Compensation
---------------------------  ----  ---------  -------  ------------  -----------------  ------------
Sandy B. Sewitch (2)         2000   $108,000  $ 7,500     $4,800            0               $ 0
Chief Financial Officer      1999    108,000        0      4,800            0                 0
                             1998    102,000        0      4,800            0                 0

Richard E. Munczenski(3)     2000   $ 96,500  $40,000     $    0            0               $ 0
Vice President               1999     95,000   15,000      3,500            0                 0
                             1998     90,843   20,000      4,200            0                 0

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

(3) The "Other Annual Compensation" for Richard Munczenski includes a car allowance of $4,200 for 1998 and $3,500 for ten months of fiscal 1999. Thereafter, Mr. Munczenski was provided with a company leased car which was used substantially exclusively for company business during the remainder of fiscal 1999 and fiscal 2000.


                 INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                            DURING FISCAL YEAR 2000

                                                                                                 Potential of Realizable Value
                                           Percent of Total                                       at assumed annual rate of
                              Number           Options                                            stock price appreciation
                                of           Granted to                                              for options term
Name of Executive            Options        Employees in          Exercise       Expiration    --------------------------------
Officer                      Granted          FY 2000               Price           Date             5%            10%
--------------------       -----------      -------------         --------       -----------        -----         ------
Larry M. Heimendinger       12,500(1)          26.3% (2)             .25          6/01/10          $1,965         $4,980

Sandy B. Sewitch                 0                  ---              ---              ---             ---            ---

Richard E. Munczenski            0                  ---              ---              ---             ---            ---

(1) 75% of such options have vested and are currently exercisable. The remaining 25% will vest on May 31, 2001.

(2) Mr. Heimendinger is not an employee of the Company. However, for purposes of the calculation of the percentages, his options have been included in the aggregate total employee options granted.

           FY-2000 OPTIONS EXERCISE AND FY-2000 YEAR-END VALUE TABLE


                                                                           Value of Unexercised
                                                          Number of Options                 In-the-Money Options
                              Number of                     At End-FY 2000                      At End-FY 1999
Name of Executive          Shares Acquired   --------------------------------------   ----------------------------------
    Officer                  On Exercise         Exercisable         Unexercisable    Exercisable          Unexercisable
-------------------------  ---------------   --------------------  ----------------   -------------       ---------------
Larry M. Heimendinger            0                 118,750              128,125            0                 0

Sandy B. Sewitch                 0                  12,500                    0            0                 0

Richard E. Munczenski            0                  45,277                    0            0                 0

                            COMPENSATION OF DIRECTORS

          Each nonemployee director other than Mr. Heimendinger has received a monthly retainer of $1,500 since November 1994.


                        ITEM 12.  SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

          The Company understands that shares of its Common Stock and Convertible Debentures, which in past years have been reported as beneficially owned by Gutzwiller & Parner, AG ("Gutzwiller") or its successor, have been held by Gutzwiller or its successor as nominee only for various underlying owners, none of which is a beneficial owner of five percent of more of the Company's Common Stock. As of May 31, 2000, clients of Gutzwiller or its successor had invested approximately $3 million in equity of the Company, and approximately $9.0 million in convertible debentures of the Company, which are convertible into 18,000,000 shares of Common Stock.

     As of September 28, 2000, no person or entity is believed by the Company to be the beneficial owner of more than 5 percent of its common stock.

          The following table sets forth the beneficial ownership of Common Stock as of September 28, 2000 of each of the current directors and each of the executive officers named in the Summary Compensation Table above:

                                     Shares of Common Stock            Percentage of Outstanding
    Name                             Beneficially Owned (1)                   Common Stock
  -------                            -----------------------           --------------------------
Marc E. Cotnoir                            95,000                                 1.4

Richard J. McConnell                       95,000                                 1.4

Thomas M. Hacala                           52,500                                 *

Larry M. Heimendinger                     118,750                                 1.8

Sandy B. Sewitch                           17,041                                 *

Richard E. Munczenski                      59,801                                 *

All Directors and named Executive
Officers as a group (six persons)         438,092                                 6.5%

(1) Beneficial ownership also includes shares of Common Stock which may be acquired within 60 days of September 28, 2000 through the exercise of warrants, options, or otherwise, as follows: Mr. Cotnoir, 95,000 shares; Mr. Heimendinger, 118,750 shares; Mr. McConnell, 95,000 shares; Mr. Hacala, 52,500 shares; Mr. Sewitch, 12,500 shares; Mr. Munczenski, 45,277 shares; and all Directors and named Executive Officers as a group, 419,027 shares. Additionally, each of Messrs. Cotnoir and McConnell were granted options to purchase 100,000 shares, and Mr. Heimendinger was granted an option to purchase 125,000 shares, each of which options will only vest if the stock price reaches certain stipulated multiples of a base price of $1.0026 (for ten consecutive trading days).

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

          In consideration of, among other things, the foregoing amounts advanced by the Company through January 21, 1997, in the total amount of approximately $205,500, the Company received a common membership interest in Link2It representing 10% of the total and a convertible preferred membership interest in Link2It with a face amount of $112,500 convertible into 9% of the total membership interests (subject to adjustment under certain circumstances as described below). In addition, the Company provided Link2It with $150,000 reflected in convertible promissory notes initially due one year from the date of issuance and bearing interest at 9 1/4% per annum. An additional $100,000, of which $25,000 was released, was provided to become available upon the satisfaction of certain agreed upon conditions. In January 1998, the Company extended the due date of all of the promissory notes to January 21, 1999 and, among other things, its obligation to fund additional amounts was terminated. In January 1999 and January 2000, the Company again extended the repayment period, and such loans are now scheduled to mature on January 21, 2001, in consideration of a complete release from any remaining funding obligation and the issuance of warrants to acquire additional common membership interests in Link2It.

          In each case, Link2It's obligation with respect to advances from the Company is evidenced in a convertible promissory note convertible into additional common membership interests in Link2It at the rate of 1% of the aggregate interests for each $12,500 principal amount of the note so converted (subject to adjustment under certain circumstances described below). In the event of further investment in Link2It by independent third-party investors the conversion price at which both the note and the preferred membership interest described above are convertible into common membership interests in Link2It shall be subject to adjustment to such lesser percentage as the principal or face amount so converted could have then purchased at a purchase price proportionate to the lowest price actually paid for membership interests by such an independent third-party investor less a discount of 15%. Prior to such an adjustment, the Company's aggregate common membership interest in Link2It, assuming advances in the total amount available, and conversion in full of both the promissory notes evidencing such advances and its preferred membership interest, and without conversion of certain other indebtedness, would represent up to 39% of the total.

          The Company has agreed to certain further adjustments to the foregoing terms to the extent required in connection with certain potential third-party financing and the repayment of the convertible notes. However, due to delays in the introduction of Link2It's proprietary products into the marketplace and the extended repayment period of the loans, the Company's financial statements at May 31, 2000 include a valuation reserve of $175,000 which represents the total due under the note receivable.

          Link2It is engaged in the development of certain proprietary products and services in the area of telecommunications and facsimile transmission. Link2It has announced that it plans to introduce a line of products that will enable organizations to integrate their standard fax machines into corporate network environments, intranets, and the Internet.

          The terms of the Company's investment in Link2It were approved by the Board of Directors of the Company as a whole.

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


   Date: September 28, 2000
         ------------------