Form 10-Q
period 2000-08-31
GENERAL KINETICS INC
filed 2000-10-13
CIK 40675

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934
For Quarter Ended August 31, 2000              Commission File Number 0-1738
                                                                      ------

                         GENERAL KINETICS INCORPORATED

--------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


     Virginia                                            54-0594435
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)



14130-A Sullyfield Circle, Chantilly, VA                    20151
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                    (Zip Code)



Registrant's Telephone Number, including Area Code    703-802-4848
                                                   ---------------


               Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by
               Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            Yes  X   No ___


               The number of shares of Registrant's Common Stock
               outstanding as of October 10, 2000        6,718,925 Shares

                                     INDEX

                                                                                                                         Page No.
                                                                                                                         --------
                    Cautionary Statement Under the Private Securities Litigation Reform Act of 1996...................   3

Part I - Financial Information

           Item 1 - Consolidated Financial Statements

                Condensed Consolidated Balance Sheets -
                August 31, 2000 and May 31, 2000..................................................................       4

                Condensed Consolidated Statements of Operations -
                Three Months Ended August 31, 2000 and August 31, 1999, respectively..............................       5

                Condensed Consolidated Statements of Cash Flows -
                Three Months Ended August 31, 2000 and August 31, 1999, respectively..............................       6

                Notes to Condensed Consolidated Financial Statements..............................................       7

           Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations...............................................................       9

Part 2 - Other Information

           Item 6 - Exhibits and Reports on Form 8-K..............................................................       12

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

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2000 and 1999 set forth in the Company's annual report on Form 10-K for the fiscal year ended May 31, 2000.

                         General Kinetics Incorporated
                                Balance Sheets
                              August 31, 2000 and
                                 May 31, 2000

                                                                                August 31,             May 31,
                                                                                   2000                  2000
                                                                                   ----                  ----
                                                                               (Unaudited)            (Audited)
                                                                               -----------            ---------
                                     Assets
                                     ------
Current Assets:
     Cash and cash equivalents                                                 $    219,300          $    958,100
     Accounts receivable, net of allowance of $75,000 and $75,000                 1,562,900             1,130,600
     Inventories                                                                  1,023,900               982,800
     Prepaid expenses and other                                                      32,400                36,200
                                                                               ------------          ------------
     Total Current Assets                                                         2,838,500             3,107,700
                                                                               ------------          ------------

Property, Plant and Equipment                                                     2,753,300             2,751,900
Less:  Accumulated Depreciation                                                  (1,867,300)           (1,827,000)
                                                                               ------------          ------------
                                                                                    886,000               924,900

Other Assets                                                                         93,600                97,700
                                                                               ------------          ------------

     Total Assets                                                              $  3,818,100          $  4,130,300
                                                                               ============          ============

                     Liabilities and Stockholders' Deficit
                     --------------------------------------

Current Liabilities:
     Advances from Factor                                                      $          -          $     44,100
     Current maturities of long-term debt                                            69,600                69,600
     Accounts payable, trade                                                        977,100               873,700
     Accrued expenses and other payables                                            505,200               739,300
                                                                               ------------          ------------
     Total Current Liabilities                                                    1,551,900             1,726,700
                                                                               ------------          ------------
Long-Term Debt - less current maturities (including
     $8,716,600 and $8,654,700 of convertible debentures)                         9,305,100             9,300,900
Other long-term liabilities                                                         259,400               269,000
                                                                               ------------          ------------
     Total Long-Term Liabilities                                                  9,564,500             9,569,900
                                                                               ------------          ------------

     Total Liabilities                                                           11,116,400            11,296,600
                                                                               ------------          ------------
Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                                    1,811,500             1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                               7,239,400             7,239,400
     Accumulated Deficit                                                        (15,899,000)          (15,767,000)
                                                                               ------------          ------------
                                                                                 (6,848,100)           (6,716,100)
     Less:  Treasury Stock, at cost (526,632 shares)                               (450,200)             (450,200)
                                                                               ------------          ------------
     Total Stockholders' Deficit                                                 (7,298,300)           (7,166,300)
                                                                               ------------          ------------

     Total Liabilities and Stockholders' Deficit                               $  3,818,100          $  4,130,300
                                                                               ============          ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Operations
                                  (Unaudited)

                                                                         Three Months Ended
                                                                    August 31,         August 31,
                                                                       2000               1999
                                                                       ----               ----
Net Sales                                                           $ 2,266,600        $ 2,448,900
Cost of Sales                                                         1,919,800          2,223,500
                                                                    -----------        -----------
Gross Profit                                                            346,800            225,400
                                                                    -----------        -----------

Selling, General & Administrative                                       429,000            426,100

                                                                    -----------        -----------
Total Operating Expenses                                                429,000            426,100
                                                                    -----------        -----------

Operating Income (loss)                                                 (82,200)          (200,700)

Interest Expense                                                        (49,800)           (95,700)
                                                                    -----------        -----------

Net Income (loss)                                                      (132,000)          (296,400)
                                                                    ===========        ===========

Basic Earnings per Share:
  Basic Earnings (loss) per Share                                        ($0.02)            ($0.04)
 Weighted Average Number of Common Shares
   Outstanding                                                        6,718,925          6,718,925

Diluted Earnings per Share:
  Diluted Earnings (loss) per share                                      ($0.02)            ($0.04)
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                                6,718,925          6,718,925


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                              August 31,               August 31,
                                                                                 2000                     1999
                                                                                 ----                     ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                             $ (132,000)              $ (296,400)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                 40,300                   48,700
    Amortization of bond discount                                                 15,500                   15,500
  (Increase) Decrease in Assets:
    Accounts Receivable                                                         (432,300)                 (77,700)
    Inventories                                                                  (41,100)                 (99,500)
    Prepaid Expenses                                                               3,800                   35,800
    Other assets                                                                   4,100                  (66,100)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                     103,400                  265,800
    Accrued Expenses                                                            (234,200)                 (85,500)
    Other Long Term Liabilities                                                   (9,600)                  (9,600)
                                                                              ----------               ----------
        Net cash provided by/(used) in Operating Activities                     (682,100)                (269,000)
                                                                              ----------               ----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                    (1,400)                 (45,600)
                                                                              ----------               ----------
        Net cash  provided by/(used) in Investing Activities                      (1,400)                 (45,600)
                                                                              ----------               ----------
Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                            -                  921,600
  Repayments of advances from Factor/                                                                    (678,300)
    Demand Notes Payable                                                         (44,100)                       -
  Repayments on Long Term Debt                                                   (11,200)                 (20,500)
                                                                              ----------               ----------
        Net cash provided by/(used) in Financing Activities                      (55,300)                 222,800
                                                                              ----------               ----------

Net (decrease) increase in cash and cash equivalents                            (738,800)                 (91,800)

Cash and Cash Equivalents:  Beginning of Period                                  958,100                  307,400
                                                                              ----------               ----------
Cash and Cash Equivalents:  End of Period                                     $  219,300               $  215,600
                                                                              ==========               ==========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                  $   98,200               $   44,400
    Income Taxes                                                                       -                        -


The accompanying notes are an integral part of the above statements.

                GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                    Notes to Condensed Financial Statements
                                  (Unaudited)


Note 1 - Basis of Presentation

     The condensed financial statements at May 31, 2000, and for the three months ended August 31, 2000 and August 31, 1999, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

     The results of operations for the three-month period ended August 31, 2000, are not necessarily indicative of the results to be expected for the full year.


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


Note 3 - Notes Payable

At August 31, 2000 and May 31, 2000 convertible debentures initially issued to clients of Gutzwiller & Partner, AG ("Gutzwiller") have an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Note 4 - Income Taxes

The Company's estimated effective tax rate for fiscal 2000 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended August 31, 2000, Compared to Three Months Ended August 31,
-----------------------------------------------------------------------------
1999
----

Net sales from continuing operations for the three months ended August 31, 2000 were approximately $2.27 million compared to net sales of approximately $2.45 million for the quarter ended August 31, 1999. The small decrease in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services.

The gross margin percentage increased from 9.2% for the quarter ended August 31, 1999 to 15.3% for the quarter ended August 31, 2000. The primary reasons for the increase in gross profits were the steps taken to address production issues identified during fiscal 2000 as the Company faced large increases and decreases in shipping volume. Although the gross margin increased in the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000, the increase was not enough to result in a net operating profit. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort.

Sales, General & Administrative costs remained substantially the same in the first quarter of fiscal 2001, as compared to the first quarter of the prior fiscal year. These costs were approximately $429,000 for the quarter ended August 31, 2000 as compared to approximately $426,100 for the quarter ended August 31, 1999.

For the three months ended August 31, 2000, the Company had an operating loss of $82,200 compared to an operating loss of $200,700 for the comparable quarter of the prior year. The decreased loss was due principally to the increase in gross margins discussed above.

Interest expense decreased from $95,700 in the first quarter of fiscal 2000 to $49,800 in the first quarter of fiscal 2001. This decrease was primarily due to the absence of new accounts receivable financing in the first quarter of fiscal 2001, as compared to $30,900 of interest expense related to such financing in the corresponding quarter of fiscal 2000.

The Company's estimated effective tax rate for fiscal 2001 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

 Liquidity and Capital Resources

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. During the first quarter of fiscal 2001, operating losses totaled $132,000. In order to generate the working capital required for operations, the Company must continue to generate orders, stabilize its level of shipments, and operate profitably during the remainder of fiscal 2001.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in the last three quarters of fiscal 2001.

As of May 31, 2000, the Company had cash of $219,300. The Company has faced production issues that have contributed to the losses from operations. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort. The backlog at August 31, 2000 was $3.18 million.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2001. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales, gross profits and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company has sustained significant operating losses in fiscal 2000 and the first quarter of fiscal 2001. In addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At August 31, 2000 there were no advances due to Reservoir. The Company expects to draw on this facility through fiscal 2001 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

The Company had significant amounts payable to trade creditors at August 31, 2000. In addition, commitments under operating leases, net of sublessee income, amount to $90,500 in fiscal 2001. Current maturities of long-term debt amount to $69,600 in fiscal 2001.

The Company has outstanding debentures originally issued to clients of Gutzwiller totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.


Analysis of Cash Flows

Operating activities used $682,100 in cash in the first quarter of fiscal 2001. This reflects a net loss of $132,400 plus $55,800 in non-cash expenses, offset by $605,900 in cash to fund changes in working capital items. The primary reason for the cash used to fund changes in working capital items was an increase in accounts receivable of $432,300. This increase occurred principally because accounts receivable had been temporarily reduced at May 31, 2000 due to a large client receiving and paying for May shipments during the last month of fiscal 2000.

Investing activities used $1,400 in the first quarter of fiscal 2001. These activities consisted of acquired property, plant and equipment.

Financing activities used $55,300 in the first quarter of fiscal 2001. These activities consisted primarily of the repayment of factored accounts receivable and certain long-term debt.

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


                         GENERAL KINETICS INCORPORATED


Date: October 13, 2000                   /s/ Larry M. Heimendinger
      ---------------------              --------------------------------------
                                         Chairman of the Board
                                         (Principal Executive Officer)

Date: October 13, 2000                   /s/ Sandy B. Sewitch
      ---------------------              --------------------------------------
                                         Chief Financial Officer
                                         (Principal Accounting Officer and
                                         Principal Financial Officer)