Form 10-Q
period 2000-11-30
GENERAL KINETICS INC
filed 2001-01-16
CIK 40675

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2000               Commission File Number 0-1738
                                                                         ------
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

                                                        Yes X    No ___
                                                           ---

     The number of shares of Registrant's Common Stock outstanding as of January
     5, 2001                                                    6,718,925 Shares

                                     INDEX

                                                                                                                            Page No.
                                                                                                                            --------
                       Cautionary Statement Under the Private Securities Litigation Reform Act of 1996.....................    3

Part I - Financial Information

           Item I - Consolidated Financial Statements

                       Condensed Consolidated Balance Sheets -
                       November 30, 2000 and May 31, 2000..................................................................    4

                       Condensed Consolidated Statements of Operations -
                       Three Months and Six Months Ended November 30, 2000 and November 30, 1999,
                       respectively........................................................................................    5

                       Condensed Consolidated Statements of Cash Flows -
                       Six Months Ended November 30, 2000 and
                       November 30, 1999, respectively.....................................................................    6

                       Notes to Condensed Consolidated Financial Statements................................................    7

           Item 2 - Management's Discussion and Analysis of Financial

                       Condition and Results of Operations.................................................................    9

Part 2 - Other Information

           Item 6 - Exhibits and Reports on Form 8-K.......................................................................    13

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

  In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2000 and 1999 set forth in the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended May 31, 2000.

                        General Kinetics Incorporated
                                Balance Sheets
                            November 30, 2000 and
                                 May 31, 2000

                                                                                        November 30,           May 31,
                                                                                            2000                2000
                                                                                            ----                ----
                                                                                        (Unaudited)          (Audited)
                                                                                        -----------          ---------
                                    Assets
                                    ------
Current Assets:
   Cash and cash equivalents                                                             $    358,700         $    958,100
   Accounts receivable, net of allowance of $75,000 and $75,000                             1,734,200            1,130,600
   Inventories                                                                                773,300              982,800
   Prepaid expenses and other                                                                  33,100               36,200
                                                                                         ------------         ------------
   Total Current Assets                                                                     2,899,300            3,107,700
                                                                                         ============         ============

Property, Plant and Equipment                                                               2,760,000            2,751,900
Less:  Accumulated Depreciation                                                            (1,906,800)          (1,827,000)
                                                                                         ------------         ------------
                                                                                              853,200              924,900

Other Assets                                                                                   44,900               97,700
                                                                                         ------------         ------------

   Total Assets                                                                          $  3,797,400         $  4,130,300
                                                                                         ============         ============


                     Liabilities and Stockholders' Deficit
                     -------------------------------------

Current Liabilities:
   Advances from Factor                                                                  $          -         $     44,100
   Current maturities of long-term debt                                                        69,600               69,600
   Accounts payable, trade                                                                    893,100              873,700
   Accrued expenses and other payables                                                        497,800              739,300
                                                                                         ------------         ------------
   Total Current Liabilities                                                                1,460,500            1,726,700
                                                                                         ============         ============

Long-Term Debt - less current maturities (including
   $8,716,600 and $8,654,700 of convertible debentures)                                     9,298,000            9,300,900
Other long-term liabilities                                                                   249,800              269,000
                                                                                         ------------         ------------
   Total Long-Term Liabilities                                                              9,547,800            9,569,900
                                                                                         ============         ============

   Total Liabilities                                                                       11,008,300           11,296,600
                                                                                         ============         ============

Stockholders' Deficit:
   Common Stock, $0.25 par value, 50,000,000                                                1,811,500            1,811,500
     shares authorized, 7,245,557 shares issued, 6,718,925
     shares outstanding
   Additional Contributed Capital                                                           7,239,400            7,239,400
   Accumulated Deficit                                                                    (15,811,600)         (15,767,000)
                                                                                         -------------        ------------
                                                                                           (6,760,700)          (6,716,100)
   Less:  Treasury Stock, at cost (526,632 shares)                                           (450,200)            (450,200)
                                                                                         ------------         ------------
   Total Stockholders' Deficit                                                             (7,210,900)          (7,166,300)
                                                                                         ------------         ------------

   Total Liabilities and Stockholders' Deficit                                           $  3,797,400         $  4,130,300
                                                                                         ============         ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                           Statements of Operations
                                  (Unaudited)

                                                                Six Months Ended                    Three Months Ended
                                                            November 30,    November 30,         November 30,   November 30,
                                                               2000            1999                 2000           1999
                                                               ----            ----                 ----           ----
Net Sales                                                   $ 4,713,900     $ 5,051,500          $ 2,447,300    $ 2,602,600
Cost of Sales                                                 3,765,900       4,303,400            1,846,100      2,079,900
                                                            -----------     -----------          -----------    -----------
Gross Profit                                                    948,000         748,100              601,200        522,700
                                                            ===========     ===========          ===========    ===========

Selling, General & Administrative                               844,700         838,600              415,700        412,500
Product Research, Development & Improvement                      37,700               -               37,700              -
                                                            -----------     -----------          -----------    -----------

Total Operating Expenses                                        882,400         838,600              453,400        412,500
                                                            ===========     ===========          ===========    ===========
Operating Income (loss)                                          65,600         (90,500)             147,800        110,200

Interest Expense                                               (110,200)       (176,100)             (60,400)       (80,400)
                                                            -----------     -----------          -----------    -----------
Net Income (loss)                                               (44,600)       (266,600)              87,400         29,800
                                                            ===========     ===========          ===========    ===========

Basic Earnings per Share:
 Basic Earnings (loss) per Share                                 ($0.01)         ($0.04)         $      0.01    $     0.004
 Weighted Average Number of Common Shares
  Outstanding                                                 6,718,925       6,718,925            6,718,925      6,718,925

Diluted Earnings per Share:
 Diluted Earnings (loss) per share                               ($0.01)         ($0.04)         $     0.004    $     0.001
 Weighted Average Number of Common Shares
 and Dilutive Equivalents Outstanding                         6,718,925       6,718,925           24,708,925     24,708,925


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                           Statements of Cash Flows
                                  (Unaudited)

                                                                                    Six Months Ended
                                                                             November 30,       November 30,
                                                                                 2000               1999
                                                                                 ----               ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                            $    (44,600)      $   (266,600)
 Adjustments to reconcile net income
 to net cash used in operating activities:
  Depreciation and amortization                                                    79,800             98,400
  Amortization of bond discount                                                    31,000             31,000
 (Increase) Decrease in Assets:
  Accounts Receivable                                                            (603,600)          (422,900)
  Inventories                                                                     209,500            344,900
  Prepaid Expenses                                                                  3,100             18,600
  Other assets                                                                     52,800           (136,200)
 Increase (Decrease) in Liabilities:
   Accounts Payable - Trade                                                        19,400            (26,000)
   Accrued Expenses                                                              (241,500)           (76,800)
   Other Long Term Liabilities                                                    (19,200)           (19,200)
                                                                             ------------       ------------
     Net cash provided by/(used in) Operating Activites                          (513,300)          (454,800)
                                                                             ============       ============
Cash Flows from Investing Activities:
 Acquisition of property, plant and equipment                                      (8,100)           (53,900)
 Payment received on Notes Receivable                                                   -            200,000
                                                                             ------------       ------------
    Net cash  provided by/(used in) Investing Activities                           (8,100)           146,100
                                                                             ============       ============
Cash Flows from Financing Activities:
 Advances from Factor/Borrowings
  on Demand Notes Payable                                                          70,500          1,522,600
 Repayments of advances from Factor/
  Demand Notes Payable                                                           (114,600)        (1,429,200)
 Notes Payable                                                                                        88,400
 Repayments on Long Term Debt                                                     (33,900)           (41,000)
                                                                             ------------       ------------
    Net cash provided by/(used in) Financing Activities                           (78,000)           140,800
                                                                             ============       ============

Net (decrease) increase in cash and cash equivalents                             (599,400)          (167,900)

Cash and Cash Equivalents:  Beginning of Period                                   958,100            307,400
                                                                             ------------       ------------
Cash and Cash Equivalents:  End of Period                                    $    358,700       $    139,500
                                                                             ============       ============

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
  Interest                                                                   $    116,900       $    177,400
  Income Taxes                                                                        800                800

The accompanying notes are an integral part of the above statements.

                         GENERAL KINETICS INCORPORATED
                    Notes to Condensed Financial Statements
                                  (Unaudited)


Note 1 - Basis of Presentation

  The condensed financial statements at November 30, 2000 and May 31, 2000, and for the three months and six months ended November 30, 2000, and November 30, 1999, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

  The results of operations for the three month and six month periods ended November 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Notes Payable

  At November 30, 2000 and May 31, 2000, convertible debentures initially issued to clients of Gutzwiller & Partner, A.G. ("Gutzwiller") have an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually.

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

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended November 30, 2000 Compared to Three Months Ended November 30,
-------------------------------------------------------------------------------
1999
----

   Net sales for the three months ended November 30, 2000 were approximately $2.45 million compared to net sales of approximately $2.60 million for the quarter ended November 30, 1999. The small decrease in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services.

   The gross margin percentage increased from 20.1% for the quarter ended November 30, 1999 to 24.6% for the quarter ended November 30, 2000. The primary reasons for the increase in gross profit margins were the steps taken to address production issues identified during fiscal 2000 as the Company faced large increases and decreases in shipping volume.

   Sales, General & Administrative costs were essentially unchanged at approximately $415,700 in the second quarter of fiscal 2001 as compared to approximately $412,500 in the corresponding quarter of the prior fiscal year. During the quarter ended November 30, 2000, the Company incurred $37,700 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product.

   For the three months ended November 30, 2000, the Company had operating income of $147,800 compared to operating income of $110,200 for the comparable quarter of the prior fiscal year. The increase was due primarily to the increase in gross profit margins described above.

   Interest expense decreased from $80,400 in the second quarter of fiscal 2000 to $60,400 in the second quarter of fiscal 2001. This decrease occurred principally because in fiscal 2001 the Company used less accounts receivable financing to alleviate short-term cash requirements than in the prior fiscal year.

   The Company's estimated effective tax rate for fiscal 2001 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Six Months Ended November 30, 2000, Compared to Six Months Ended November 30,
----------------------------------------------------------------------------
1999
----

   Net sales for the six months ended November 30, 2000 were approximately $4.7 million compared to net sales of approximately $5.1 million for the six months ended November 30, 1999. The decrease in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services. However, the decrease in demand reflected in the first half of fiscal 2000 is not necessarily indicative of the results to be expected for the full year. The Company's contract backlog was approximately $3.7 million at November 30, 2000 as compared to approximately $2.9 million at November 30, 1999.

   The gross margin percentage increased from 14.8% for the six months ended November 30, 1999 to 20.1% for the six months ended November 30, 2000. The primary reasons for the increase in gross profit margins were the steps taken to address production issues identified during fiscal 2000 as the Company faced large increases and decreases in shipping volume.

   Sales, General & Administrative costs were essentially unchanged at approximately $844,700 in the first six months of fiscal 2001 as compared to approximately $838,600 in the first six months of the prior fiscal year. During the six months ended November 30, 2000, the Company incurred $37,700 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product.

   For the six months ended November 30, 2000, the Company had operating income of $65,600 compared to an operating loss of $90,500 for the comparable six months of the prior fiscal year. The improvement was due principally to the increase in gross profit margins described above.

   Interest expense decreased from $176,100 in the first six months of fiscal 2000 to $110,200 in the first six months of fiscal 2001. This decrease occurred principally because in fiscal 2001 the Company used less accounts receivable financing to alleviate short-term cash requirements than in the prior fiscal year.

Liquidity and Capital Resources

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. During the first half of fiscal 2001, operating income totaled $65,600, after incurring significant operating losses during the prior two fiscal years. In order to generate the working capital required for operations, the Company must continue to generate orders, stabilize its level of shipments, and operate profitably during the remainder of fiscal 2001.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in the second half of fiscal 2001.

As of November 30, 2000, the Company had cash of $358,700. The Company has faced production issues that have contributed to losses from operations. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort. The backlog at November 30, 2000 was $3.7 million.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company sustained significant operating losses in fiscal 2000. In addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At November 30, 2000 there were no advances due to Reservoir. The Company expects to draw on this facility through fiscal 2001 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

The Company had significant amounts payable to trade creditors at November 30, 2000. In addition, commitments under operating leases, net of sublessee income, amount to $90,500 in fiscal 2001. Current maturities of long-term debt amount to $69,600 in fiscal 2001.

The Company has outstanding debentures originally issued to clients of Gutzwiller totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

Analysis of Cash Flows

Operating activities used $513,300 in cash in the first half of fiscal 2000. This reflects a net loss of $44,600 less $110,800 in non-cash expenses, plus $579,500 in cash to fund changes in working capital items. The cash to fund changes in working capital items included an increase in accounts receivable of $603,600 in the six months ended November 30, 2000. This increase in accounts receivable occurred principally because billings totaled $1.72 million in the two months ended November 30, 2000 as compared to $1.52 million for the comparable period ended May 31, 2000, and because accounts receivable had been temporarily reduced at May 31, 2000 due to a large client receiving and paying for May shipments during the last month of fiscal 2000.

Investing activities used $8,100 in the first half of fiscal 2001. These activities consisted of acquired property, plant and equipment.

Financing activities used $78,000 in the first half of fiscal 2001. These activities consisted of net repayments of factoring advances and repayments of long-term debt.

Management believes that inflation has not had a material effect on the operations of the Company during the first half of fiscal 2001.

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

                         GENERAL KINETICS INCORPORATED



Date: January 15, 2001                       /s/ Larry M. Heimendinger
      -------------------------              -----------------------------------
                                             Chairman of the Board
                                             (Principal Executive Officer)

Date: January  15, 2001                      /s/ Sandy B. Sewitch
     --------------------------              -----------------------------------
                                             Chief Financial Officer
                                             (Principal Accounting Officer and
                                              Principal Financial Officer)