Form 10-Q
period 2001-02-28
GENERAL KINETICS INC
filed 2001-04-16
CIK 40675

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q

                  Quarterly Report under Section 13 or 15(d)

                    of the Securities Exchange Act of 1934
For Quarter Ended February 28, 2001                Commission File Number 0-1738
                                                                          ------

                         GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------

            (Exact Name of Registrant as Specified in its Charter)


            Virginia                                       54-0594435
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                         (I.R.S. Employer
 Incorporation or Organization)                        Identification No.)




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

                                                               Yes  X   No ____
                                                                  -----




                    The number of shares of Registrant's Common Stock
                    outstanding as of April 2, 2001             6,718,925 Shares

                                     INDEX

                                                                          Page No.
                                                                          --------
                   Cautionary Statement Under the Private Securities
                   Litigation Reform Act of 1996............................  3

Part I - Financial Information

          Item I - Consolidated Financial Statements

                    Condensed Balance Sheets -
                    February 28, 2001 and May 31, 2000......................  5

                    Condensed Statements of Operations -
                    Three Months and Nine Months Ended February 28, 2001
                    and February 29, 2000, respectively.....................  6

                    Condensed Statements of Cash Flows -
                    Nine Months Ended February 28, 2001 and
                    February 29, 2000, respectively.........................  7

                    Notes to Condensed Consolidated Financial Statements....  8

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................... 10

          Item 3 - Quantitative and Qualitative Disclosures About
                   Market Risk.............................................. 14

Part 2 - Other Information

          Item 6 - Exhibits and Reports on Form 8-K......................... 14

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Statements contained in this Quarterly Report on Form 10-Q, including without limitation, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, certain risks and uncertainties may include, but are not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis; the risk the Company may in the future have to comply with more stringent environmental laws or regulations, or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. Forward looking statements included in this quarterly report are based on information known to GKI as of the date of this quarterly report and GKI accepts no obligation (and expressly disclaims any obligations) to update these forward looking statements and does not intend to do so. Certain of these risks and uncertainties are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.


                         PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

     The unaudited condensed financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting. Certain financial information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to those rules and regulations. Revenues, expenses, assets and liabilities vary during the year and GAAP requires GKI to make estimates and assumptions in preparing the interim financial statements. GKI has made their best effort in establishing good faith estimates and assumptions, however, actual results may differ.

     In the opinion of management of the Company, the information furnished reflects all adjustments (consisting of normal recurring adjustments) that are necessary for a fair presentation of results of the interim periods. The financial statements should be read in conjunction with the audited financial statements and notes thereto filed with Form 10-K, as amended, for the fiscal year ended May 31, 2000.

                         General Kinetics Incorporated
                                Balance Sheets

                                                                      February 28,                May 31,
                                                                         2001                      2000
                                                                         ----                      ----
                                                                      (Unaudited)                (Audited)
                                                                      -----------                ---------
                                            Assets
                                            ------
Current Assets:
    Cash and cash equivalents                                         $    865,200             $    958,100
    Accounts receivable, net of allowance of $75,000                       993,700                1,130,600
    Inventories                                                          1,327,100                  982,800
    Prepaid expenses and other                                              53,000                   36,200
                                                                      ------------             ------------
    Total Current Assets                                                 3,239,000                3,107,700
                                                                      ------------             ------------

Property, Plant and Equipment                                            2,775,200                2,751,900
Less:  Accumulated Depreciation                                         (1,945,500)              (1,827,000)
                                                                      ------------             ------------
                                                                           829,700                  924,900

Other Assets                                                                76,400                   97,700
                                                                      ------------             ------------

    Total Assets                                                      $  4,145,100             $  4,130,300
                                                                      ============             ============


                              Liablilities and Stockholders' Deficit
                              --------------------------------------

Current Liabilities:
    Advances from Factor                                              $          -             $     44,100
    Current maturities of long-term debt                                    69,600                   69,600
    Accounts payable, trade                                              1,156,100                  873,700
    Accrued expenses and other payables                                    503,900                  739,300
                                                                      ------------             ------------
    Total Current Liabilities                                            1,729,600                1,726,700
                                                                      ------------             ------------

Long-Term Debt - less current maturities (including
    $8,716,600 and $8,654,700 of convertible debentures)                 9,290,100                9,300,900
Other long-term liabilities                                                240,200                  269,000
                                                                      ------------             ------------
    Total Long-Term Liabilities                                          9,530,300                9,569,900
                                                                      ------------             ------------

    Total Liabilities                                                   11,259,900               11,296,600
                                                                      ------------             ------------

Stockholders' Deficit:
    Common Stock, $0.25 par value, 50,000,000                            1,811,500                1,811,500
    shares authorized, 7,245,557 shares issued, 6,718,925
    shares outstanding
    Additional Contributed Capital                                       7,239,400                7,239,400
    Accumulated Deficit                                                (15,715,500)             (15,767,000)
                                                                      ------------             ------------
                                                                        (6,664,600)              (6,716,100)
    Less:  Treasury Stock, at cost (526,632 shares)                       (450,200)                (450,200)
                                                                      ------------             ------------
    Total Stockholders' Deficit                                         (7,114,800)              (7,166,300)
                                                                      ------------             ------------

    Total Liabilities and Stockholders' Deficit                       $  4,145,100             $  4,130,300
                                                                      ============             ============

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                           Statements of Operations
                                  (Unaudited)

                                                                    Nine Months Ended                    Three Months Ended
                                                             February 28,       February 29,       February 28,       February 29,
                                                                 2001               2000               2001               2000
                                                                 ----               ----               ----               ----
Net Sales                                                     $ 6,240,900        $6,883,700         $ 1,526,900        $1,832,200
Cost of Sales                                                   5,004,600         6,102,900           1,238,700         1,799,500
                                                              -----------        ----------         -----------        ----------
Gross Profit                                                    1,236,300           780,800             288,200            32,700
                                                              -----------        ----------         -----------        ----------

Selling, General & Administrative                               1,151,600         1,169,800             306,900           331,200
Product Research, Development & Improvement                        42,800                 -               5,000                 -
                                                              -----------        ----------         -----------        ----------

Total Operating Expenses                                        1,194,400         1,169,800             311,900           331,200
                                                              -----------        ----------         -----------        ----------

Operating Income (loss)                                            41,900          (389,000)            (23,700)         (298,500)

Other Income                                                      175,000                 -             175,000                 -
Interest Expense                                                 (165,400)         (234,100)            (55,200)          (58,000)
                                                              -----------        ----------         -----------        ----------

Income (loss) before extraordinary item                            51,500          (623,100)             96,100          (356,500)
                                                              -----------        ----------         -----------        ----------

Extraordinary item - gain from debt extinguishment                      -           278,800                   -           278,800
                                                              -----------        ----------         -----------        ----------

Net income (loss)                                             $    51,500        $ (344,300)        $    96,100        $  (77,700)
                                                              -----------        ----------         -----------        ----------

Basic Earnings per Share:
  Earnings (loss) before extraordinary item                   $      0.01            ($0.09)        $     0.014            ($0.05)
  Earnings from extraordinary item                            $      0.00        $     0.04         $     0.000        $     0.04
  Basic Earnings (loss) per Share                             $      0.01            ($0.05)        $     0.014            ($0.01)
 Weighted Average Number of Common Shares
   Outstanding                                                  6,718,925         6,718,925           6,718,925         6,718,925

Diluted Earnings per Share:
  Earnings (loss) before extraordinary item                   $     0.002            ($0.09)        $     0.004            ($0.05)
  Earnings from extraordinary item                            $     0.000        $     0.04         $     0.000        $     0.04
  Diluted Earnings (loss) per share                           $     0.002            ($0.05)        $     0.004            ($0.01)
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                         24,708,925         6,718,925          24,708,925         6,718,925

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                           Statements of Cash Flows
                                  (Unaudited)


                                                                                        Nine Months Ended
                                                                             February 28,                February 29,
                                                                                 2001                         2000
                                                                             ------------                ------------
Cash Flows From Operating Activities:
Net Income/(Loss)                                                              $  51,500                  $  (344,300)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                118,500                      137,700
    Amortization of bond discount                                                 46,500                       46,500
    Gain on sale of Cryptek                                                                                  (278,800)
    Bad debt recovery                                                           (175,000)
  (Increase) Decrease in Assets:
    Accounts Receivable                                                          136,900                       85,800
    Inventories                                                                 (344,300)                     483,300
    Prepaid Expenses                                                             (16,800)                      25,100
    Other assets                                                                  21,300                      (12,400)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                     282,400                     (279,500)
    Accrued Expenses                                                            (235,500)                      (3,500)
    Other Long Term Liabilities                                                  (28,800)                     (28,800)
                                                                               ---------                  -----------
        Net cash provided by/(used in) Operating Activites                      (143,300)                    (168,900)
                                                                               ---------                  -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                   (23,300)                     (66,300)
  Collection of notes receivable                                                 175,000                      400,000
  Net proceeds from sale of Cryptek                                                    -                      278,800
                                                                               ---------                  -----------
        Net cash provided by/(used in) Investing Activities                      151,700                      612,500
                                                                               ---------                  -----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                      132,700                    1,574,400
  Repayments of advances from Factor/
    Demand Notes Payable                                                        (176,800)                  (1,653,400)
  Issusance of note payable                                                                                    88,400
  Repayments of note payable                                                                                  (52,800)
  Repayments on Long Term Debt                                                   (57,200)                     (57,000)
                                                                               ---------                  -----------
        Net cash provided by/(used in) Financing Activities                     (101,300)                    (100,400)
                                                                               ---------                  -----------

Net (decrease) increase in cash and cash equivalents                             (92,900)                     343,200

Cash and Cash Equivalents:  Beginning of Period                                  958,100                      307,400
                                                                               ---------                  -----------
Cash and Cash Equivalents:  End of Period                                      $ 865,200                  $   650,600
                                                                               =========                  ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                   $ 134,200                  $   198,900
    Income Taxes                                                                     800                          800


The accompanying notes are an integral part of the above statements.

                         GENERAL KINETICS INCORPORATED
                    Notes to Condensed Financial Statements
                                  (Unaudited)



Note 1 - Basis of Presentation

  The unaudited condensed financial statements at February 28, 2001 and May 31, 2000, and for the three months and nine months ended February 28, 2001, and February 29, 2000, respectively, include the accounts of General Kinetics Incorporated ("GKI").

  The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles in that certain information and footnotes included in the Company's Annual Report has been omitted; however, such information reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

  The results of operations for the three month and nine month periods ended February 28, 2001, are not necessarily indicative of the results to be expected for the full year.



Note 2 - Net Income/(Loss)Per Share

  The Company calculated earnings per share following the guidelines in Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS 128 replaces the presentation of primary and fully diluted earnings per share with basic and diluted earnings per share and requires a reconciliation of the numerator and denominator of basic earnings per share to diluted earnings per share. Earnings per share have been computed using the weighted average number of common shares outstanding. The Company has excluded the effects of outstanding options and convertible securities as the effects would have been anti-dilutive.



Note 3 - Notes Payable

  At February 28, 2001 and May 31, 2000, convertible debentures initially issued to clients of Gutzwiller & Partner, A.G. ("Gutzwiller") have an aggregate principal amount of approximately $9.0 million, mature in August

2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.


Note 4 - Link2It Notes

  At May 31, 2000 the Company had a membership interest in and certain notes receivable due from Link2It, LLC, a company formed by Larry M. Heimendinger and Richard McConnell, both GKI board members. The financial statements at May 31, 2000 included a valuation reserve of $175,000, which represented the total due under the notes receivable.

  During January 2001, Link2It LLC merged into Link2It Corporation and completed a round of equity financing. The $175,00 principal amount of the notes was repaid in full and recognized as "other income" on the accompanying statement of operations. GKI also retained approximately 5.7% of Link2It Corporation's currently outstanding common stock, which it accounts for in the cost method.


Note 5 - Income Taxes

  The Company's estimated effective tax rate for fiscal 2001 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended February 28, 2001 Compared to Three Months Ended February 29,
--------------------------------------------------------------------------------
2000
----


  Net sales for the three months ended February 28, 2001 were approximately $1.53 million compared to net sales of approximately $1.83 million for the quarter ended February 28, 2000. The decrease in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services.

  The gross margin percentage increased from 2% for the quarter ended February 29, 2000 to 19% for the quarter ended February 28, 2001. The primary reasons for the increase in gross profit margins were the steps taken to address production issues identified during fiscal 2000 as the Company faced large increases and decreases in shipping volume.

  Sales, General & Administrative costs were approximately $306,900 in the third quarter of fiscal 2001 as compared to approximately $331,200 in the corresponding quarter of the prior fiscal year. During the quarter ended February 28, 2001, the Company incurred $5,000 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product.

  For the three months ended February 28, 2001, the Company had an operating loss of $23,700 compared to an operating loss of $298,500 for the comparable quarter of the prior fiscal year. The decrease in the operating loss was due primarily to the increase in gross profit margins described above.

  Interest expense decreased from $58,000 in the third quarter of fiscal 2000 to $55,200 in the third quarter of fiscal 2001.

  During the quarter ended February 28, 2001, the Company recorded $175,000 in "other income" related to the payment of Notes receivable due from Link2It that had been fully reserved in the prior fiscal year (see Note 4 above).

  During the quarter ended February 29, 2000, the Company recorded an extraordinary gain of $278,800 from the settlement of its interest in Cryptek, LLC.

  The Company's estimated effective tax rate for fiscal 2001 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.



Nine Months Ended February 28, 2001, Compared to Nine Months Ended February 29,
-------------------------------------------------------------------------------
2000
----


  Net sales for the nine months ended February 28, 2001 were approximately $6.2 million compared to net sales of approximately $6.9 million for the nine months ended February 29, 2000. The decrease in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services. The Company's contract backlog was approximately $4.4 million at February 28, 2001 as compared to approximately $3.8 million at February 29, 2000.


  The gross margin percentage increased to 20% for the nine months ended February 28, 2001 from 11% for the nine months ended February 29, 2000. The primary reasons for the increase in gross profit margins were the steps taken to address production issues identified during fiscal 2000 as the Company faced large increases and decreases in shipping volume.

  Sales, General & Administrative costs were essentially unchanged at approximately $1.2 million in the first nine months of fiscal 2001 as compared to approximately $1.2 million in the first nine months of the prior fiscal year. During the nine months ended February 28, 2001, the Company incurred $42,800 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product.

  For the nine months ended February 28, 2001, the Company had operating income of $41,900 compared to an operating loss of $389,000 for the comparable nine months of the prior fiscal year. The improvement was due principally to the increase in gross profit margins described above.

  Interest expense decreased from $234,100 in the first nine months of fiscal 2000 to $165,400 in the first nine months of fiscal 2001. This decrease occurred principally because in fiscal 2001 the Company used less accounts receivable financing to alleviate short-term cash requirements than in the prior fiscal year.

  During the nine months ended February 28, 2001, the Company recorded $175,000 in "other income" related to the payment of Notes receivable due from Link2It that had been fully reserved in the prior fiscal year (see Note 4 above).

  During the nine months ended February 29, 2000 the Company recorded an extraordinary gain of $278,800 from the settlement of its interest in Cryptek, LLC.


Liquidity and Capital Resources


  The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. During the first nine months of fiscal 2001, operating income totaled $41,900, after incurring significant operating losses during the prior two fiscal years. In order to generate the working capital required for operations, the Company must continue to generate orders, stabilize its level of shipments, and operate profitably during the remainder of fiscal 2001.

  The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in the last quarter of fiscal 2001.

  As of February 28, 2001, the Company had cash of $865,200. The Company has faced production issues that have contributed to losses from operations. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort. The backlog at February 28, 2001 was $4.4 million.

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

  The Company is party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") in which Reservoir agreed to purchase eligible accounts receivable from the Company at an assignment price equal to 80% of the outstanding amount of such accounts receivable. At February 28, 2001 there were no advances due to Reservoir. The Company expects to draw on this facility through fiscal 2001 as necessary to alleviate cash requirements, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

  The Company had significant amounts payable to trade creditors at February 28, 2001. In addition, commitments under operating leases, net of sublessee income, amount to $90,500 in fiscal 2001. Current maturities of long-term debt amount to $69,600 in fiscal 2001.

  The Company has outstanding debentures originally issued to clients of Gutzwiller totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.



Analysis of Cash Flows

  Operating activities used $143,300 in cash in the first three quarters of fiscal 2001. This reflects a net income of $51,500 plus $165,000 in non-cash expenses, less $359,800 in cash to fund changes in working capital items. The cash to fund changes in working capital items included an increase in inventories of $344,300 in the nine months ended February 28, 2001.

  Investing activities provided $151,700 in the first three quarters of fiscal 2001. These activities consisted the repayment of the Link2It loan offset by acquired property, plant and equipment.

  Financing activities used $101,300 in the first three quarters of fiscal 2001. These activities consisted of net repayments of factoring advances and repayments of long-term debt.

  Management believes that inflation has not had a material effect on the operations of the Company during the first three quarters of fiscal 2001.



Item 3 - Quantitative and Qualitative Disclosures About Market Risk

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


                         GENERAL KINETICS INCORPORATED



Date:  April  16, 2001                  /s/ Larry M. Heimendinger
      ---------------------             ----------------------------------------
                                                  Chairman of the Board
                                        (Principal Executive Officer)

Date:  April  16, 2001                  /s/ Sandy B. Sewitch
     ----------------------             ----------------------------------------
                                                  Chief Financial Officer
                                        (Principal Accounting Officer and
                                        Principal Financial Officer)