Form 10-K
period 2001-05-31
GENERAL KINETICS INC
filed 2001-08-29
CIK 40675

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2001                Commission File No. 0-1738

                         GENERAL KINETICS INCORPORATED
            (Exact Name of Registrant as specified in its Charter)

          Virginia                                    54-0594435
   (State of Incorporation)               (IRS Employer Identification No.)


10688-D Crestwood Drive, Manassas, VA                                   20109
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number                                     (703) 331-8033

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

YES  X                                                      NO ___
    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [_].

Aggregate market value of the voting stock held by non-affiliates     $ 392,156*
of the Registrant as of August 20, 2001

(* Executive officers, directors, and Registrant's ESOP were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
$.25 par value, as of August 17, 2000, was                            6,718,925

                      Documents Incorporated by Reference
                      -----------------------------------

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 2001 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K, including without limitation, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, certain risks and uncertainties may include, but are not limited to, the risk that the Company may not be able to obtain additional financing if necessary; the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis; the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. Forward looking statements included in this quarterly report are based on information known to GKI as of the date of this quarterly report and GKI accepts no obligation (and expressly disclaims any obligations) to update these forward looking statements and does not intend to do so. Certain of these risks and uncertainties are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this Report.


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

Beginning in December 1992, the Company's operations were financed to a significant extent by debt and equity investments made by clients of Gutzwiller & Partner, A.G.("Gutzwiller") or its successor, most recently in 1994. The Company understands that shares of its Common Stock and convertible debentures, which in past years have been reported as beneficially owned by Gutzwiller or its successor, are held by Gutzwiller or its succesor as nominee only for various underlying owners, none of which is a beneficial owner of five percent or more of the Company's Common Stock. As of May 31, 2001, clients of Gutzwiller or its successor had invested approximately $3 million in equity, and approximately $9.0 million in convertible debentures of the Company.

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

(c)  Narrative Description of Business

Electronic Enclosure Business

General

The Electronic Enclosure Division designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The EED is a manufacturing and engineering services group which produces build-to-print as well as custom engineered products. The EED has manufactured electronics-ready enclosures and mounting systems for over 30 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect sensitive electronic communication and detection equipment from shock and vibration. The EED's principal customer for these products is the U.S. Navy which, directly or indirectly through its prime contractors, accounted for 91%, 83%, and 92% of the Division's revenues in fiscal 2001, 2000 and 1999, respectively. The EED sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Lockheed Martin, SAIC, Northrop Grumman, and DRS Laurel Technologies.

Strategy

The Company's long-term goals for the EED are to increase market penetration with the Department of Defense, and to expand into the non-government marketplace by targeting build-to-print or engineering design opportunities for enclosures and related products. In addition, the Company entered the commercial enclosure marketplace in fiscal 1999. The current strategy for these products is to concentrate on selling high-end precision enclosures through a small network of U.S. sales representatives. The Company does not expect the non-government marketplace to provide a significant portion of the Company's sales during fiscal 2002. Management intends to use its current sales force and build on its reputation for quality to expand sales to the U.S. Navy and other agencies within the government.

The Company plans to finance its strategy for Fiscal 2002 through cash on hand as of May 31, 2001, careful management of operating expenses, factoring accounts receivable to alleviate short-term cash requirements, and cash flow generated through operations. The Company may also look for additional sources of financing to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year.

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

Customers

During fiscal years 2001, 2000 and 1999 the EED has sold 91%, 83%, and 92%, respectively, of its products to the U.S. Government, principally to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the EED, unless offset by greater market penetration or new sales to other government and commercial customers. In addition, the Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience ant any time. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.


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

The EED's contract backlog as of May 31, 2001 and May 31, 2000 was approximately $4.3 million and $3.01 million, respectively. The May 31, 2001 backlog includes $832,000(for which delivery orders have been released) of a $4.5 million contract with a U.S. Navy prime contractor. At May 31, 2001, the government had funded approximately $2.8 million on the contract, and the prime contractor had released $832 thousand for shipment. The Company does not believe that seasonal fluctuations play a significant role in the backlog for the enclosure business.

Competition

The EED operates in a mature, highly fragmented market with intense competition. The principal elements of competition are price, the ability to deliver products in accordance with major U.S. Government and prime contractor production schedules, technical expertise, quality, service and support. The Company believes that the EED competes with approximately 25 other manufacturers of electronic enclosures, including, in some instances, major prime contractors, which are also customers of the Company. Certain of the EED's competitors have significantly greater financial, marketing and technological resources than the Company.


Research and Development

The Company expects research and development activities to total less than $50,000 during fiscal 2002.


The U.S. Government Procurement Process

The majority of the Company's fiscal 2001 revenue from continuing operations was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Navy. Revenue from these sales represented approximately 91% of the Company's total revenue in fiscal 2001. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company estimates that substantially all of the EED's fiscal 2001 revenue was derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

There were no terminations for convenience in fiscal 1999, 2000, or 2001. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default any contract awarded to the Company.

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


Employees and Labor Agreements

As of May 31, 2001, the Company had 96 employees, all located in the United States. Of the 96 employees, 28 were salaried and 68 were paid by the hour. At that date, on a Company-wide basis, there were 4 employees in engineering, 1 employee in sales and marketing, 77 employees in manufacturing and assembly operations, and 14 employees in an executive capacity or in finance and administration. Fifty-nine of the Company's employees were represented by the International Brotherhood of Electrical Workers Union in Johnstown, Pennsylvania. The Company and the Union are working under a five-year collective bargaining agreement that will expire on May 31, 2004. The Company considers its employee relations to be good.

Environmental Matters

The EED uses limited amounts of hazardous materials in its production process, primarily in the treatment of metal components. All such materials are disposed of by independent certified carriers. The Company believes it operates its facilities in compliance, in all material respects with, all existing federal, state and local environmental regulations.

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

At November 30, 1999, the $150,000 reduction in the face amount of the note was offset against an existing valuation reserve related to the Cryptek promissory note. In December 1999, Cryptek exercised its option and paid the Company $478,800, representing a discount of $10,000 in consideration of a closing in December 1999 rather than at the end of the six-month option period in April 2000. The $478,800 was first applied to settle the note receivable with a carrying value of $200,000, and the excess of $278,800 is recorded in the prior fiscal year financial statements as a non-recurring gain in non-operating income. This gain was recognized because GKI did not attribute any value to the preferred interest in Cryptek for financial reporting purposes due to uncertainty over valuation at the time of the original sale transaction.



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



ITEM 2 - PROPERTIES

The Company maintains its executive offices in a leased facility in northern Virginia.

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


ITEM 3 - LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceeding, to which the Company is a party or of which any of its property is the subject.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                    PART II


ITEM 5 - MARKET FOR GKI COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock, $.25 par value per share, is quoted in the Over the Counter ("OTC") Bulletin Board service, under the symbol "GKIN". The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

Quarter Ended                                         High             Low
-------------                                         ----             ---

May 31, 2001                                          .08             .05
February 28, 2001                                     .08             .04
November 30, 2000                                     .09             .05
August 31, 2000                                       .28             .07


May 31, 2001                                          .49             .10
February 28, 2000                                     .34             .03
November 30, 1999                                     .10             .04
August 31, 1999                                       .15             .06





The approximate number of holders of record of the Company's Common Stock, $.25 par value, as of August 13, 2001, was 1,013.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following sets forth certain selected consolidated financial data for each of the years in the five-year period ended May 31, 2001. The consolidated statement of operations data for the fiscal years ended May 31, 2001, 2000, 1999 and the consolidated balance sheet data at May 31, 2001 and 2000 are derived from and are qualified by reference to the consolidated financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, included elsewhere, herein. The consolidated statement of operations data for the fiscal years ended May 31, 1998 and 1997 and the consolidated balance sheet data at May 31, 1999, 1998 and 1997 are derived from consolidated financial statements of the Company also audited by BDO Seidman, LLP, but not included herein. The financial data should be read in conjunction with the consolidated financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.


                                                                   Years ended May 31
                                               1997           1998          1999           2000           2001
                                             --------       --------      --------       --------       --------
                                                           (in thousands, except per share data)
------------------------------------------------------------------------------------------------------------------------------------

Income Statement Data:
------------------------------------------------------------------------------------------------------------------------------------
Net Sales                                  $  7,700       $  6,739      $  7,490       $  8,833       $  8,259
Cost of sales                                 5,542          5,013         6,429          7,828          6,736
                                           --------       --------      --------       --------       --------
Gross profit                                  2,158          1,726         1,061          1,005          1,523
Selling, general,
 and administrative
 expenses                                     1,470          1,153         1,724          1,514          1,565
Product R&D, and
improvement                                      59              0             0              0             43
Provision for Note
 Receivable                                       0            442            13              0              0
                                           --------       --------      --------       --------       --------
Operating income
 (loss)                                         629            131          (675)          (509)           (85)
Gain on sale of
 building                                         0            192             0              0
Gain on Note Settlement                           0              0             0            279
Other Income                                      0              0             0              0            175
Interest expense, net                           336            250           241            299            220
                                           --------       --------      --------       --------       --------
Income (loss) from con-
 tinuing operations                             293             73          (916)          (529)          (130)
Income (loss) from dis-
 continued operations                          (217)             0             0              0              0
                                           --------       --------      --------       --------       --------
Income (loss) before
 extraordinary item                              76             73          (916)          (529)          (130)
Extraordinary gain from
 debt extinguishment                              0            187            67              0              0
                                           --------       --------      --------       --------       --------
Income (loss)
 before income taxes                             76            260          (849)          (529)          (130)

Provision for
 income taxes                                     0              6             0              0              0
                                           --------       --------      --------       --------       --------

Net Income/(Loss)                          $     76       $    254      $   (849)      $   (529)      $   (130)
                                           ========       ========      ========       ========       ========

Basic Earnings Per Share:
 Income (loss) from
  continuing operations                         .04            .01         (.136)         (.079)         (.019)
 Loss from discontinued
  operations                                   (.03)           .00          .000           .000           .000
 Income from extraor-
  dinary item                                   .00            .03          .010           .000           .000
Basic Earnings(loss)
 Per share                                      .01            .04         (.126)         (.079)         (.019)


Weighted average common
 shares outstanding                           6,659          6,719         6,719          6,719          6,719

Diluted Earnings Per Share:
 Income (loss) from
  continuing operations                        .014           .005         (.136)         (.079)         (.019)
 Loss from discontinued
  Operations                                  (.008)          .000          .000           .000           .000
 Income from extraor-
  dinary item                                  .000           .008          .010           .000           .000
Diluted Earnings(loss)
 Per share                                     .005           .013         (.126)         (.079)         (.019)
Weighted average common
 shares and dilutive equi-
 valents outstanding                         25,509         24,909         6,719          6,719          6,719

Cash dividends
 per common share                                 0              0             0              0              0

Balance Sheet and Other Data:

--------------------------------------------------------------------------------
                                           May 31,

                              1997     1998     1999    2000     2001
                              ----     ----     ----    ----     ----

Working capital             $ 2,070  $ 2,492   $1,570  $1,381   $1,351
Cash                          1,482    1,923      307     958      388
Total assets                  5,334    4,770    4,685   4,130    4,009
Net property, plant
  & equipment                 1,249    1,015    1,016     925      801
Capital
  expenditures                  157      288      174      93       34
Long-term
  liabilities                 9,964    9,646    9,580   9,570    9,551
Total Stockholders'
  Deficit                    (6,073)  (5,788)  (6,638) (7,166)  (7,296)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations


The following table sets forth items from the Company's consolidated statements of operations for fiscal years 1999, 2000 and 2001 (each ended May 31), as a percentage of revenue.


                              Percent of Revenue
                              ------------------


                                              1999         2000        2001
                                              ----         ----        ----

Net sales                                    100.0%       100.0%       100.0%
                                            ------        -----        -----
 Gross profit                                 14.2%        11.4%        18.4%
 Operating expenses                          (23.2%)      (17.1%)      (19.4%)
                                            ------        -----        -----
Operating income (loss)                      ( 9.0%)      ( 5.7%)      ( 1.0%)
Interest expense                             ( 3.2%)      ( 3.4%)      ( 2.7%)

Gain on settlement of Cryptek Note             0.0%         3.2%         0.0%
Extraordinary item- debt extinguishment        0.9%         0.0%         0.0%
Loss from discontinued operations              0.0%         0.0%         0.0%
Other Income                                   0.0%         0.0%         2.1%
                                            ------        -----        -----
 Net loss                                    (11.3%)      ( 5.9%)      ( 1.6%)
                                            ======        =====        =====



Fiscal Year 2001 Compared to Fiscal Year 2000


Net sales for fiscal 2001 were approximately $8.3 million as compared with $8.8 million for fiscal 2000, representing a decrease of 5.7%. The decrease in sales was due primarily to normal fluctuations in the timing of appropriations for government spending.

The principal customer for the Enclosure Division's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 91% of the EED's revenues in fiscal year 2001. The Company's sales to the United States government and its prime contractors represented approximately 83% and 92% of total net sales during the Company's fiscal years ended May 31, 2000 and May 31, 1999, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The Company's contracts with the United States government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in United States government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States government defense spending in general will not have an adverse effect on sales of the Company's products in the future.

Gross profit for fiscal 2001 was approximately $1.5 million compared with approximately $1.0 million for fiscal 2000. Gross profit as a percentage of sales increased from 11.4% in fiscal 2000 to 18.4% in fiscal 2001. The primary reasons for the increase in gross profit margins were the steps taken to address production issues identified during fiscal 2000 as the Company faced large fluctuations in shipping volume due to the timing of appropriations for government spending.

Operating expenses for fiscal 2001 were approximately $1.6 million compared with $1.5 million for fiscal 2000. During the fiscal year ended May 31, 2001, the Company incurred $42,800 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product.

During the fiscal year ended May 31 2001, the Company recorded $175,000 in "other income" related to the payment of Notes receivable due from Link2It, LLC that had been fully reserved in the prior fiscal year (see Note 4 to the consolidated financial statements).

As discussed above, during fiscal 2000 the Company recorded a non-recurring gain of $278,000 on the settlement of the Cryptek note and preferred interest.


Interest Expense

Interest expense decreased to approximately $219,700 in fiscal 2001 as compared to approximately $298,900 in fiscal 2000. This decrease occurred principally because interest expense from factoring accounts receivable was $9,300 in fiscal 2001 as compared to $70,800 in fiscal 2000.

The overall net loss was $129,800 for fiscal 2001 as compared to a net loss of $528,800 in fiscal 2000. The improvement was primarily due to the increase in gross profits discussed above.



Income Taxes

The Company had no income tax provision in fiscal 2001 or fiscal 2000 due to the net losses. Under Statement of Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization in fiscal 2001 and 2000. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which have a lower effective tax rate than the statutory rate of 34%.



Fiscal Year 2000 Compared to Fiscal Year 1999

Net sales for fiscal 2000 were approximately $8.8 million as compared with $7.5 million for fiscal 1999, representing an increase of 17.3%. The increase in volume was primarily attributable to increased customer demand and increased sales and marketing efforts by the Company.


Gross profit for fiscal 2000 was approximately $1.0 million compared with approximately $1.1 million for fiscal 1999. Gross profit as a percentage of sales decreased from 14.2% in fiscal 1999 to 11.4% in fiscal 2000. The primary reasons for the decrease in gross profits were production issues resulting from a large increase in orders in the second half of fiscal 1999 and the first quarter of fiscal 2000. This was followed by a decrease in order level during the second half of fiscal 2000.

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

Liquidity and Capital Resources

The Company has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. During fiscal 2001, the net loss totaled $129,800. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its level of shipments, and operate profitably during fiscal 2002.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2002.

As of May 31, 2001, the Company had cash of $388,300. The Company has faced production issues that have contributed to losses from operations. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2002. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales, gross profits and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company sustained operating losses in fiscal 2001, 2000, and 1999. In addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

 The Company has been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. At May 31, 2001 there were no advances due to Reservoir. Subsequent to May 31, 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, agreed to enter into a new factoring agreement with the Company on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2002 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.

 The Company had significant amounts payable to trade creditors at May 31, 2001. In addition, commitments under operating leases, net of sublessee income, amount to $8,300 in fiscal 2002. Current maturities of long-term debt amount to $75,100 in fiscal 2002.

 The Company has outstanding debentures originally issued to clients of Gutzwiller totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

Analysis of Cash Flows

Operating activities used $597,500 in cash in fiscal 2001. This reflects a net loss of $129,800 plus $509,700 in cash to fund changes in working capital items, plus $175,000 in bad debt recovery, offset by $217,000 in non-cash expenses. The cash use from working capital items was principally due to a increase in inventories of $429,500 during the fiscal year ended May 31, 2001. The increase in inventory was principally due to the increase in backlog at May 31, 2001 as compared to May 31, 2000.

Investing activities provided $140,800 in cash in fiscal 2001. These activities consisted of $175,000 from the collection of the Link2It note receivable less $34,200 used for the acquisition of property, plant and equipment.

Financing activities used $113,100 in fiscal 2001. Net factored accounts receivable advances used $44,100, and $69,000 was used to repay long-term real estate debt.

Management believes that inflation did not have a material effect on the operations of the Company during fiscal 2001.

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


Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of FASB 133 in fiscal 2001 had no impact on its financial position or results of operations.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000 but certain conclusions cover specific events that occurred after either December 15, 1988 or January 12, 2000. The adoption of FIN 44 in fiscal 2001 did not have an effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

In July 2001, the FASB issued Statement of Financial Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective in fiscal 2003 and the Company is considering early adoption in fiscal 2002. The Company believes the adoption of SFAS 142 will have no material impact on the financial statements.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors And Stockholders
General Kinetics Incorporated
Chantilly, Virginia


We have audited the accompanying balance sheets of General Kinetics Incorporated as of May 31, 2001 and 2000, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated as of May 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring operating losses in fiscal 2001, 2000, and 1999. In addition, the Company has significant short-term cash commitments and funding is limited to cash flow from operations and loans collateralized by certain accounts receivable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                           /s/ BDO Seidman, LLP
                                                           BDO Seidman, LLP
Washington, DC
July 20, 2001

                        General Kinetics Incorporated
                                Balance Sheets

                                                                                            May 31,              May 31,
                                                                                             2001                 2000
                                                                                             ----                 ----
                                                           Assets
                                                           ------
Current Assets:
     Cash and cash equivalents                                                          $    388,300          $   958,100
     Accounts receivable, net of allowance of $72,700 and $75,000                          1,251,600            1,130,600
     Inventories                                                                           1,452,300              982,800
     Prepaid expenses and other                                                               13,100               36,200
                                                                                        ------------          -----------
     Total Current Assets                                                                  3,105,300            3,107,700
                                                                                        ------------          -----------

Property, Plant and Equipment                                                              2,786,100            2,751,900
Less:  Accumulated Depreciation                                                           (1,984,400)          (1,827,000)
                                                                                        ------------          -----------
                                                                                             801,700              924,900

Patent                                                                                        38,000                    -
Other Assets                                                                                  64,400               97,700
                                                                                        ------------          -----------

     Total Assets                                                                       $  4,009,400          $ 4,130,300
                                                                                        ============          ===========

                                         Liablilities and Stockholders' Deficit
                                         --------------------------------------
Current Liabilities:
     Advances from factor                                                               $          -          $    44,100
     Current maturities of long-term debt                                                     75,100               69,600
     Accounts payable, trade                                                               1,104,100              873,700
     Accrued expenses and other payables                                                     575,000              739,300
                                                                                        ------------          -----------
     Total Current Liabilities                                                             1,754,200            1,726,700
                                                                                        ------------          -----------

Long-Term debt - less current maturities (including
     $8,793,900 and $8,732,000 of convertible debentures)                                  9,288,300            9,300,900
Other long-term liabilities                                                                  263,000              269,000
                                                                                        ------------          -----------
     Total Long-Term Liabilities                                                           9,551,300            9,569,900
                                                                                        ------------          -----------

     Total Liabilities                                                                    11,305,500           11,296,600
                                                                                        ------------          -----------
Commitments and Contingencies

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 shares authorized                           1,811,500            1,811,500
         7,245,557 shares issued, 6,718,925 shares outstanding
     Additional Contributed Capital                                                        7,239,400            7,239,400
     Accumulated Deficit                                                                 (15,896,800)         (15,767,000)
                                                                                        ------------          -----------
                                                                                          (6,845,900)          (6,716,100)
     Less:
               Treasury Stock, at cost (526,632 shares)                                     (450,200)            (450,200)
                                                                                        ------------          -----------
     Total Stockholders' Deficit                                                          (7,296,100)          (7,166,300)
                                                                                        ------------          -----------

     Total Liabilities and Stockholders' Deficit                                        $  4,009,400          $ 4,130,300
                                                                                        ============          ===========

The accompanying notes are an integral part of the financial statements.

                        General Kinetics Incorporated
                           Statements of Operations
               For the Years Ended May 31, 2001, 2000, and 1999

                                                                     2001                2000               1999
                                                                     ----                ----               ----
Net Sales                                                         $8,258,500          $8,833,000          $7,490,200
Cost of Sales                                                      6,735,800           7,827,500           6,428,900
                                                                 -----------         -----------         -----------
Gross Profit                                                       1,522,700           1,005,500           1,061,300
                                                                 -----------         -----------         -----------

Selling, General & Administrative                                  1,565,000           1,514,200           1,723,600
Product Research, Development & Improvement                           42,800                   -                   -
Provision for Note Receivable                                              -                   -              12,500
                                                                 -----------         -----------         -----------
Total Operating Expenses                                           1,607,800           1,514,200           1,736,100
                                                                 -----------         -----------         -----------
Operating Loss                                                       (85,100)           (508,700)           (674,800)

Gain on settlement of Cryptek note                                         -             278,800                   -

Other Income                                                         175,000                   -                   -

Interest Expense                                                    (219,700)           (298,900)           (241,300)
                                                                 -----------         -----------         -----------
Loss before extraordinary item                                      (129,800)           (528,800)           (916,100)

Extraordinary item -gain from debt extinguishment                          -                   -              67,000
                                                                 -----------         -----------         -----------
Net Loss                                                          $ (129,800)         $ (528,800)         $ (849,100)
                                                                 ===========         ===========         ===========


Basic and diluted loss per share:
     Loss before extraordinary item                                  ($0.019)            ($0.079)            ($0.136)
     Earnings from extraordinary item                                      -                   -               0.010
                                                                 -----------         -----------         -----------
  Basic and diluted loss per share                               ($    0.019)        ($    0.079)        ($    0.126)
                                                                 ===========         ===========         ===========
 Weighted Average Number of Common Shares
  Outstanding                                                      6,718,925           6,718,925           6,718,925

The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                      Statements of Stockholders' Deficit
               For the Years Ended May 31, 2001, 2000, and 1999


                                                      Additional                                                  Total
                          Common Stock               Contributed        Accumulated        Treasury           Stockholders'
                    Shares             Amount          Capital            Deficit            Stock                Equity
                    ------             ------          -------            -------            -----                ------
Balance 5/31/98     7,245,557       $ 1,811,500       $ 7,239,400    $ (14,389,100)         $ (450,200)        $ (5,788,400)

Net Loss                                                                  (849,100)                                (849,100)

                    ---------       -----------       -----------    -------------          -----------        ------------
Balance 5/31/99     7,245,557         1,811,500         7,239,400      (15,238,200)           (450,200)          (6,637,500)

Net Loss                                                                 ($528,800)                                (528,800)

                    ---------       -----------       -----------    -------------          -----------        ------------
Balance 5/31/00     7,245,557         1,811,500         7,239,400      (15,767,000)           (450,200)          (7,166,300)

Net Loss                                                                 ($129,800)                                (129,800)

                    ---------       -----------       -----------    -------------          -----------        ------------
Balance 5/31/01     7,245,557       $ 1,811,500       $ 7,239,400    $ (15,896,800)         $ (450,200)        $ (7,296,100)
                    =========       ===========       ===========    =============          ===========        ============


The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                           Statements of Cash Flows
               For the Years Ended May 31, 2001, 2000, and 1999

                                                                           2001                  2000                   1999
                                                                           ----                  ----                   ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                          $ (129,800)            $ (528,800)           $  (849,100)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                             157,400                184,000                173,100
    Extraordinary gain on debt extinguishment                                                                               (67,000)
    Amortization of bond discount                                              61,900                 61,900                 61,900
    Bad debt recovery                                                        (175,000)                     -                      -
    Provision for doubtful accounts                                            (2,300)              (196,500)                87,500
    Write-off of note receivable                                                    -                      -                216,600
    Provision for inventory obsolescence                                       85,000                 95,000                 60,000
    Write-off of inventory                                                   (125,000)               (55,000)              (162,700)
    Write off of accrued liabilities                                                -                      -                (85,100)
  (Increase) Decrease in Assets:
    Accounts Receivable                                                      (118,700)               506,200             (1,233,700)
    Inventories                                                              (429,500)               262,800               (442,400)
    Prepaid Expenses                                                           23,100                 23,100                (54,400)
    Other assets                                                               (4,700)               (71,000)               (25,400)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                  230,400                (85,100)               741,400
    Accrued Expenses and other payables                                      (164,300)               100,500                132,100
    Other Long Term Liabilities                                                (6,000)                (6,400)                (1,700)
                                                                           ----------             ----------            -----------
        Net cash provided by/(used) in Operating Activites                   (597,500)               290,700             (1,448,900)
                                                                           ----------             ----------            -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                (34,200)               (93,000)              (174,400)
  Collection of notes recievable                                              175,000                550,000                 25,000
                                                                           ----------             ----------            -----------
        Net cash  provided by/(used) in Investing Activities                  140,800                457,000               (149,400)
                                                                           ----------             ----------            -----------

Cash Flows from Financing Activities:
  Repayment of bonds payable                                                        -                      -                (33,200)
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                   132,700                600,000                687,400
  Repayments of Advances from Factor/
    Demand Notes Payable                                                     (176,800)              (634,900)              (608,400)
  Repayments on Long Term Debt                                                (69,000)               (62,100)               (63,400)
                                                                           ----------             ----------            -----------
        Net cash used in Financing Activities                                (113,100)               (97,000)               (17,600)
                                                                           ----------             ----------            -----------

Net increase (decrease) in cash and cash equivalents                         (569,800)               650,700             (1,615,900)
Cash and Cash Equivalents:  Beginning of Period                               958,100                307,400              1,923,300
                                                                           ----------             ----------            -----------
Cash and Cash Equivalents:  End of Period                                  $  388,300             $  958,100            $   307,400
                                                                           ==========             ==========            ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                               $  151,300             $  200,900            $   175,100
    Income Taxes                                                           $      800             $      800            $     7,100


The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS


1. FUTURE PROSPECTS AND RECENT OPERATIONS:

General Kinetics Incorporated (The "Company" or "GKI") has relied upon internally generated funds and accounts receivable financing, plus cash from sales of two of its operating companies, to finance its operations. During fiscal 2001, operating losses totaled $129,800. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its level of shipments, and operate profitably during fiscal 2002.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2002.

As of May 31, 2001, the Company had cash of $388,300. The Company has faced production issues that have contributed to losses from operations. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by adding new scheduling and planning procedures.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through May 31, 2002. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales, gross profits and shipment levels fluctuate throughout the fiscal year. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

 The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As explained above, the Company sustained recurring operating losses in fiscal 2001, 2000, and 1999. In addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

 The Company has been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. At May 31, 2001 there were no advances due to Reservoir. Subsequent to May 31, 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, agreed to enter into a new factoring agreement with the Company on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2002 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements.





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


Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation and amortization on an accelerated basis for machinery and equipment and furniture and fixtures and on a straight-line basis for all other assets over the following estimated useful lives:


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


Basic and Diluted Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures

(see Note 9) and stock options (see Note 13). Basic and diluted earnings per share are the same in fiscal 2001, 2000, and 1999 because the impact of dilutive securities is anti-dilutive.


Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of May 31, 2001, the estimates used in the financial statements are adequate based on the information currently available.


Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company previously adopted SFAS 130 and has no items of comprehensive income to report.




Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. Presently, the Company does not use derivative instruments either in hedging activities or as investments. Accordingly, the adoption of FASB 133 in fiscal 2001 had no impact on its financial position or results of operations.

In March 2000, the FASB issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, and Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion 25 for (a) the definition of employee for purposes of applying APB Opinion No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to the previously fixed stock option award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 became effective July 2, 2000 but certain conclusions cover specific events that occurred after either December 15, 1988 or January 12, 2000. The adoption of FIN 44 in fiscal 2001 did not have an effect on the Company's financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted Staff Accounting Bulletin No. 101 effective October 1, 2000. The adoption of this guidance did not have a material impact on the Company's results of operations or financial position, however, the guidance may impact the way in which the Company will account for future transactions.

In July 2001, the FASB issued Statement of Financial Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under the Statement, the Company would discontinue the periodic amortization of goodwill effective with the adoption of the new Statement. Also, the Company would have to test any remaining goodwill for possible impairment within six months of adopting the Statement, and periodically thereafter, based on new valuation criteria set forth in the Statement. Further, the Statement has new criteria for purchase price allocation. The Statement becomes effective in fiscal 2003 and the Company is considering early adoption in fiscal 2002. The Company believes the adoption of SFAS 142 will have no material impact on the financial statements.


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

4. - RELATED PARTY TRANSACTIONS

At May 31, 2000, the Company had a membership interest in and certain notes receivable due from Link2It, LLC, a company formed by Larry Heimendinger and Richard McConnell, both GKI board members. The financial statements at May 31, 2000 included a valuation reserve of $175,000, which represented the total due under the notes receivable.

During January 2001, Link2It LLC merged into Link2It Corporation and completed a sale of equity securities in a private transaction. The $175,000 principal amount of the notes was repaid in full and recognized as "other income" on the accompanying statement of operations. GKI also retained approximately 5.7% of Link2It Corporation's currently outstanding common stock, which it accounts for using the cost method. The Company has assigned no value to this investment due to its speculative nature. The entire value was assigned to the note receivable.

Subsequent to May 31, 2001, Link2It entered into a factoring agreement with the Company, intended to supplement or replace the Company's prior agreement with Reservoir. The new agreement, which was negotiated at arms length and approved by unanimous vote of the Company's Board or Directors, is on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects.

5.  CREDIT RISK

For the years ended May 31, 2001, 2000, and 1999, the Company's net sales to the U.S. government and/or subcontractors accounted for 91%, 83%, and 92%, respectively, of consolidated net sales. Accounts receivable from those customers amounted to $1.13 million and $1.05 million as of May 31, 2001 and 2000, respectively. A substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in department of defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's electronic enclosure business is intense as it primarily operates in a mature industry. The Company's uncollectible receivables have historically not been material. The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality financial institutions.

6.  INVENTORIES

Inventories consist of the following:

                                                  May 31,
                                            ------------------
                                            2001          2000
                                            ----          ----

Work in process                         $1,119,000      $ 813,000
Raw materials                              492,400        368,900
Valuation reserve                         (159,100)      (199,200)
                                        -----------     ----------
          Total                         $1,452,300      $ 982,800
                                        ===========     ==========

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

7.  PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following on May
31:

                                                 2001              2000
                                                 ----              ----

Machinery and equipment                      $ 1,266,300      $  1,250,500

Buildings and improvements                       920,000           908,700

Furniture and fixtures                           510,100           503,900

Transportation equipment and other                89,700            88,800
                                             -----------      ------------
                                               2,786,100         2,751,900
  Less-Accumulated depreciation and
  amortization                                 1,984,400         1,827,000
                                             -----------      ------------
     Net property, plant and equipment           801,700           924,900
                                             ===========      ============

Depreciation expense for the years ended May 31, 2001, 2000, and 1999 was $157,400, $184,000, and $173,100, respectively.


8.  ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consists of the following on May 31:

                                                 2001               2000
                                                 ----               ----

Employee vacations                           $  271,200       $    257,700

Salaries and wages                              105,100             78,700

Other                                           198,700             402,900
                                             ----------        ------------
                                             $  575,000        $    739,300
                                             ==========        ============

9.  DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:

                                                2001         2000
                                                ----         ----

Subordinated Debt Originally Issued to
--------------------------------------
Clients of Gutzwiller and Partner, A.G.
---------------------------------------
and its successor
-----------------

1994 Convertible Subordinated
Debentures                                   $8,995,000   $8,995,000

              Other
              -----
Real  estate  mortgage  collateralized
by first deed of trust and security
interest in certain  real  property.
Payable  in  180  equal  installments
through  November 2006,  plus interest
at prime plus 1.0% (9.5% at May 31, 2001).      529,500      598,500

Other notes payable with interest rates
at 1% at May 40,000 31, 2001, and
payable August 2004.                             40.000       40,000
                                             ----------   ----------
                                             $9,564,500   $9,633,500

       Less: Current Maturities                 (75,100)    ( 69,600)
       Unamortized discount on
        Debentures                             (201,100)    (263,000)
                                             ----------   ----------
Long-term debt                               $9,288,300   $9,300,900
                                             ==========   ==========

The amount of unamortized discount on Convertible Debentures originally issued to clients of Gutzwiller and its successor at May 31, 2001, is as follows:

                                Face        Unamortized     Carrying
                              Amount Due      Discount       Amount
                              ----------      --------       ------

Convertible Debentures        $8,995,000      $201,100     $8,793,900

In connection with the restructuring of the debt in 1994, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The total amount of discount amortization was $61,900 for each of the years ending May 31, 2001, 2000, and 1999.

In October 1998, the Company repurchased $100,000 of convertible debentures for $33,000 in cash. The gain from the extinguishment of debt was recorded as an extraordinary gain of $67,000 in the accompanying statement of operations for the year ended May 31, 1999.

The convertible debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually in arrears. The conversion feature of the financing was approved by the Company's shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the convertible debentures. Shares issuable upon conversion of such convertible debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Other Real Estate Mortgage Loans

The Company has a real estate mortgage agreement on the Company's Johnstown facility that contains certain covenants which include restrictions on capital expenditures and dividend payments. Additionally, the real estate mortgage agreement contains a subjective covenant which could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

Future principal maturities of debt are as follows:


                  Year Ending
                    May 31,

                  2002                          75,100
                  2003                          83,400
                  2004                         132,600
                  2005                       9,097,800
                  2006                         114,100
                  Thereafter                    61,500
                                           -----------
                                           $ 9,564,500
                                           ===========



10. INCOME TAXES:

Due to the net losses in fiscal 2001, 2000, and 1999 and the available net operating loss carryforwards, there was no material income tax expense for fiscal 2001, 2000, or 1999, nor were any additional income tax benefits available from the carryback of net operating losses. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 2001, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal tax rate and the effective tax rate realized as a percent of pretax earnings for the years ended May 31, 2001, 2000, and 1999, is as follows:


                                                            2001           2000        1999
                                                            ----           ----        ----
Tax provision (benefit) at
 statutory rates                                          $(44,000)     $(180,000)   $(289,000)


Non-deductible related party
 interest expense                                           31,000         18,000       32,000
Change in valuation allowance                               13,000        162,000      257,000
                                                          --------      ---------    ---------
                                                           $     -      $       -    $       -
                                                          ========      =========    =========


The primary difference between income (loss) for financial reporting purposes and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, accrued professional fees, deposits on contracts, and research and development expenses, which are currently deductible for income tax purposes.

Principal items comprising deferred income tax assets and liabilities, at May 31, are as follows:

                                                                                 2001       2000
                                                                                ------     ------
Net operating loss carryforward                                             $4,268,000    $4,105,000
R & D and other credit carryforwards                                           380,000       380,000
Purchased R & D costs                                                           81,000        91,000
Inventory reserves                                                              48,000        63,000
Allowance for doubtful accounts                                                 28,000        29,000
Excess financial statement depreciation                                        (11,000)      (17,000)
Accrued Vacations                                                              103,000        98,000
Other accrued liabilities                                                      102,000        93,000
Accrued professional fees                                                        6,000         6,000
Allowance for Note Receivable                                                        -        67,000
Deferred compensation                                                          100,000       102,000
                                                                            ----------   -----------
Total deferred tax assets                                                    5,105,000     5,017,000

 Valuation allowance                                                        (5,105,000)   (5,017,000)
                                                                            ----------   -----------
                  Net deferred tax asset                                      $      -    $      -
                                                                            ==========   ===========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 2001, the Company has net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $11,231,000, which expire at various dates through 2011. The Company has research and development and other credit carryforwards for Federal income tax reporting purposes of approximately $380,000.


11. COMMITMENTS:

Leases:

The Company maintains its executive offices in northern Virginia.

The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2001.

At May 31, 2001, approximate future minimum rental commitments for all noncancelable operating leases are as follows:


     Year Ending
       May 31,

        2002                                      $ 33,200
        2003                                        19,400

                                                   -------
                                                  $ 52,600


        Less-      sublease
        income(through
        May 31, 2002)
                                                    44,300
                                                 ---------
                                                  $  8,300
                                                 =========


Amounts charged to operations for rent expense amounted to $63,600, $90,500, and $49,300, for the years ended May 31, 2001, 2000 and 1999, respectively. These amounts were offset by annual sublease income of approximately $57,900, $21,200, and $19,600, respectively.



12. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 2001:

Defined Contribution Plans

In 1999, the Company adopted a 401(k) plan covering its union employees. The Company makes matching contributions of up to 5% of the individual union employee's pretax salary deferral. This plan replaced a defined contribution plan in effect prior to August 1999. Total related pension expense was approximately $70,600, $71,900, and $77,300, in fiscal 2001, 2000 and 1999, respectively.

In addition, the Company has a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses were approximately $21,300, $25,200, and $11,900, for fiscal years 2001, 2000 and 1999, respectively.

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

Compensation related to this plan totaled approximately $38,400, $32,100, and $36,700, in fiscal 2001, 2000 and 1999, respectively. As of May 31, 2001, 2000 and 1999, deferred compensation recorded in the consolidated balance sheets was approximately $263,000,, $269,000, and $275,400, and was all attributable to retirees currently receiving benefits.



13. STOCK OPTIONS:

The Company has six incentive stock option plans under which stock options may be granted. The Company has reserved 1,950,000 common shares for issuance under these plans. All six plans have a ten year life and options are granted at the fair market value at the date of grant. Options vest 50% upon grant and 50% after one year, unless otherwise stated. Canceled options become available for new grants upon cancellation.

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

The 1994 Nonemployee and Directors Stock Option Plan was adopted by the Company on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company's common stock. During 1995, the Company issued 325,000 incentive stock options to non-employees and directors under this plan. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. This stock option arrangement is accounted for as a variable plan and accordingly the measurement date for compensation expense is delayed until the Company's stock price meets the initial target price. The Company recorded no compensation expenses in 1999 through 2001, and no options have as yet vested.

The summary of the option plans for the years ended May 31, is as follows:

                                                  2001                      2000                       1999
                                                ------                    ------                     ------
Options outstanding June 1,                    774,527                   752,777                    714,527
  Granted                                       42,500                    42,500                     42,500
  Exercised                                          0                         0                          0
  Canceled                                      (4,000)                  (20,750)                    (9,250)
                                            ----------                ----------                 ----------
Options outstanding at end of period           813,027                   774,527                    752,777
                                            ----------                ----------                 ----------
Price range of
  options granted                           $     0.08                $     0.25                 $     0.15
                                            ==========                ==========                 ==========
Price range of options Exercised                     -                         -                          -
                                            ==========                ==========                 ==========
Exercise price range of
  Outstanding options                       $.06-$2.50                $.06-$2.50                 $.06-$7.00
                                            ==========                ==========                 ==========

The summary of stock options outstanding and exercisable as of May 31, 2001 is as follows:

                                Weighted      Weighted         Weighted
Range of                        Average       Average          Average
Exercise      Number            Remaining     Exercise         Options          Exercise
Prices        Outstanding       Life          Price            Exercisable      Price
----------------------------------------------------------------------------------------
1991 Stock Option Plan
 $0.56 - $2.50     27,250       .5            $0.92            27,250           $0.87

1994 Stock Option Plan
 $0.38 - $0.56     38,277        4             0.51            38,277            0.51


1994 Non-employees and Directors Stock Option Plan UPDATE*
 $0.06 - $0.09    100,000        4             0.08            78,750            0.08
 $0.15 - $0.19     85,000        4             0.17            85,000            0.17
 $0.25 - $0.38     75,000        4             0.30            75,000            0.30
         $0.69    487,500        4             0.69           162,500            0.69
----------------------------------------------------------------------------------------

 $0.06 - $2.50    813,027        4.8          $0.52           466,777           $0.43
========================================================================================


The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. For SFAS 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 4.94%, 5.96%, and 5.53% and expected volatility of 95%, 60%, and 50% for the years ended May 31, 2001, 2000 and 1999, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.06, $.16, and $.04, for fiscal 2001, 2000 and 1999, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                           2001       2000        1999
                                       ----------------------------------

Net Income(Loss):
         As reported                   $(129,800)  $(528,800)  $(849,100)
         Pro forma                      (134,500)   (532,200)   (851,200)

Basic Earnings(Loss)  per share:
         As reported                   $   (0.02)  $   (0.08)  $   (0.13)
         Pro forma                         (0.02)      (0.08)      (0.13)

Diluted Earnings(Loss) per share:
         As reported                   $   (0.02)  $   (0.08)  $   (0.13)
         Pro forma                         (0.02)      (0.08)      (0.13)


14. MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows (brackets denote liability):


                                                 (000's)
                               May 31, 2001                  May 31, 2001
                               ------------                  ------------
                           Carrying   Estimated          Carrying   Estimated
                            Amount    Fair Value          Amount    Fair Value
                            ------    ----------          ------    ----------
Bonds Payable              $(8,995)   $(3,000)           $(8,995)   $(4,184)

15. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2001 and 2000 is as follows:

                                             Quarter
                       --------------------------------------------------

                         First         Second        Third       Fourth
                         -----         ------        -----       ------
Fiscal Year 2001:
  Net sales            $2,266,600    $2,447,300   $1,526,900   $2,017,700
  Gross Profit            346,800       601,200      288,200      286,500
  Net income (loss)      (132,000)       87,400       96,100     (181,300)
  Basic earnings
   (loss) per share    $   (0.020)   $    0.010   $    0.014   $   (0.030)
  Diluted earnings
   (loss) per share    $   (0.020)   $    0.004   $    0.004   $   (0.030)

Fiscal Year 2000:
  Net sales            $2,448,900    $2,602,600   $1,832,200   $1,949,300
  Gross Profit            225,400       522,700       32,700      224,200
  Net income (loss)      (296,400)       29,800      (77,700)    (184,700)
  Basic earnings
   (loss) per share    $   (0.040)   $    0.004   $   (0.010)  $   (0.030)
  Diluted earnings
   (loss) per share    $   (0.040)   $    0.020   $   (0.010)  $   (0.030)



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                   PART III


The information required by Part III (Items 10 through 13) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 2001 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                    PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements
          Included in Part II, Item 8 of this report:

          Consolidated Balance Sheets as of May 31, 2001 and 2000

          Consolidated Statements of Operations for the years ended May 31, 2001, 2000 and 1999

          Consolidated Statements of Stockholders' Deficit for the years ended May 31, 2001, 2000 and 1999

          Consolidated Statements of Cash Flows for the years ended May 31, 2001, 2000 and 1999

          Notes to the Consolidated Financial Statements

     2.   Financial Statement Schedule
          Included in Part IV of this report:

          Financial Statements and Supplementary Data for the years ended May 31, 2001, 2000, and 1999:

          Schedule II - Schedule of Valuation and Qualifying
                        Accounts

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 2001.


(c)  Exhibits



Exhibit Number      Description                              Note No.
--------------      -----------                              --------

    3.1             Articles of Incorporation                (1)

    3.2             Articles of Incorporation, as amended at the Annual              (7)
                    Meeting of GKI shareholders on November 19, 1991

    3.3             Articles of Incorporation, as amended at the Annual             (16)
                    Meeting of GKI shareholders on October 28, 1994

    3.4             By-Laws                                                          (1)

    3.5             By-Laws, as amended at a Board of Directors meeting              (7)
                    on September 24, 1994

    3.6             By-Laws, as amended at a Board of Directors meeting on          (12)
                    March 2, 1994

    3.7             By-Laws, as amended at a Board of Directors meeting on          (16)
                    January 19, 1995

    4.1             Agreement by and between GKI and Gutzwiller & Partner,           (7)
                    A.G., dated October 20, 1992, and a letter of clarification regarding such agreement from Edward J. Stucky to David A.
                    Shaw, dated October 23, 1992

    4.2             Form of Convertible Subordinated Debentures Issued to            (8)
                    Gutzwiller & Partner, A.G., on December 14, 1992 with an
                    effective date of October 20, 1992

    4.3             Form of 4% Subordinated Debentures, Series A, due March          (9)
                    30, 1994

    4.4             Form of 4% Subordinated Debentures, Series B, due March          (9)
                    30, 1995

    4.5             Form of 4% Subordinated Debentures, Series C, due August           (9)
                    15, 1994

    4.6             Form of Convertible Debentures Issued to Gutzwiller &             (14)
                    Partner, A.G., dated August 14, 1994.

    4.7             Form of Pledge and Security Agreement dated as of August
                    14, 1994 with respect to Convertible Debentures

   10.1*            1988 Stock Option Plan                                             (2)

   10.2             Agreement and Plan of Merger and Reorganization dated
                    August 31, 1990                                                    (1)

   10.3*            1991 Executive Bonus Plan                                          (5)

   10.4*            1991 Stock Option Plan                                             (4)

   10.5*            1991 Nonemployee and Directors Stock Option Plan                   (4)

   10.6*            401(k) Retirement, Investment & Savings Plan                       (7)

   10.7*            1989 Stock Option Plan                                             (5)

   10.8*            1990 Stock Option Plan                                             (5)

   10.9*            1994 Stock Option Plan                                            (15)

   10.10*           1994 Nonemployee and Directors Stock Option Plan                  (15)

   10.11            Verdix Asset Purchase Agreement dated October 1, 1993             (10)

   10.12            Amendment to Verdix Asset Purchase Agreement dated                (11)
                    January 26, 1994

   10.13            Asset Purchase Agreement between General Kinetics                 (18)
                    Incorporated and Cryptek Secure Communications, LLC, a
                    Delaware limited liability company, dated as of November 1,
                    1996

   10.14            Agreement between GKI and Link2It, L.L.C. dated as of             (17)
                    January 21, 1997

   10.15            Form of Master Factoring Agreement between General Kinetics
                    Incorporated and Link2It Corporation, dated August
                    22, 2001.

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

 (17) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Current Report on Form 8-K dated December 20, 1996 and incorporated herein by reference (Formerly designated Exhibit 2.1).


 (18) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.

(d) Schedule

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE



General Kinetics Incorporated



The audits referred to in our report, dated July 20, 2001, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, relating to the financial statements of General Kinetics, Inc. which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended May 31, 2001. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.


In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.



                                                       /s/ BDO Seidman, LLP


Washington, DC
July 20, 2001

                         General Kinetics Incorporated
                         -----------------------------
                 Schedule of Valuation and Qualifying Accounts
                 ---------------------------------------------
               For the Years Ended May 31, 2001, 2000, and 1999
               ------------------------------------------------

                                             Balance at         Charged to          Charged to                         Balance at
                                            beginning of        costs and             other                             end of
               Description                     period           expenses            accounts          Deductions        period
               -----------                     ------           --------            --------          ----------        ------
FOR THE YEAR ENDED MAY 31, 2001:

Inventory Reserve                             199,200           85,000             (125,000)              0             159,200

Allowance for doubtful accounts                75,000                0               (2,300)              0              72,700

Note Receivable Reserve                       175,000                0             (175,000)              0                   0


FOR THE YEAR ENDED MAY 31, 2000:

Inventory Reserve                             159,200           95,000              (55,000)              0             199,200

Allowance for doubtful accounts               208,000           19,500             (152,500)              0              75,000

Note Receivable Reserve                       237,500           87,500             (150,000)              0             175,000


FOR THE YEAR ENDED MAY 31, 1999:

Inventory Reserve                             261,900           60,000             (162,700)              0             159,200

Allowance for doubtful accounts               208,000                0                    0               0             208,000

Note Receivable Reserve                       441,600           87,500             (291,600)              0             237,500

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


Date:    August 29, 2001
         --------------------------------------------


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry M. Heimendinger 8/29/01      /s/ Sandy B. Sewitch 8/29/01
---------------------------------      -----------------------------
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




/s/ Marc E. Cotnoir                                  August 29, 2001
------------------------------                       ---------------
Marc E. Cotnoir, Director                            Date





/s/ Richard J. McConnell                             August 29, 2001
------------------------------                       ---------------
Richard J. McConnell, Director                       Date





/s/ Thomas  M. Hacala                                August 29, 2001
------------------------------                       ---------------
Thomas M. Hacala, Director                           Date