Form 10-K/A
period 2001-05-31
GENERAL KINETICS INC
filed 2001-09-28
CIK 40675

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

                                      None.

Securities registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                  Common Stock with par value of $.25 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES |x|         NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Aggregate market value of the voting stock held by
non-affiliates of the Registrant as of August 20, 2001                $ 392,156*

(* Executive officers, directors, and Registrant's ESOP were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common
Stock, $.25 par value as of August 17, 2001, was                      6,718,925


                      Documents Incorporated by Reference

None.

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

                                    DIRECTORS

Name and Positions                       Business Experience
With the Company         Age          During The Last Five Years                         Director since
------------------       ---          --------------------------                         --------------
Larry M. Heimendinger    57     Mr. Heimendinger has acted as the Chairman of            March, 1994
Chairman of the Board           the Board of Directors of the Company since he
                                was elected to that position in March 1994.
                                Also, since March 1994, in accordance with the
                                Amended and Restated Bylaws of the Company, Mr.
                                Heimendinger has been performing the duties of
                                the President and Chief Executive Officer
                                through his position as Chairman of the Board
                                and will continue to do so until such time as a
                                replacement for President and Chief Executive
                                Officer is elected and qualified. Mr.
                                Heimendinger is also a founder of Link2It, LLC
                                (see "Certain Relationships and Related
                                Transactions"). Mr. Heimendinger previously
                                served as President and Chief Operating Officer
                                of Nantucket Corp., a privately held software
                                company, and after that company's acquisition by
                                Computer Associates International was associated
                                with Computer Associates, most recently as its
                                Director of Product Strategy. Before joining
                                Nantucket, Mr. Heimendinger was the President
                                and Chief Executive Officer of Origin, Inc., a
                                company that produced and marketed personal
                                computer software for the banking industry. Mr.
                                Heimendinger is the author of Advanced dBase IV
                                and Advanced Clipper, books published by Brady
                                Books, and is a computer industry conference and
                                seminar speaker worldwide. Mr. Heimendinger is a
                                member of Class 1 of the Board of Directors.

Thomas M. Hacala         56     Mr. Hacala has been the President of Seating             February, 1998
                                Technology, a marketing and consulting company
                                specializing in the Asian/European office
                                furniture industry, since 1991. Mr. Hacala is a
                                member of Class I of the Board of Directors.

Marc E. Cotnoir          52     Mr. Cotnoir has been an independent consultant,          March, 1994
                                providing business and strategic planning
                                support and systems engineering consulting, for
                                a wide range of clients since 1988. Mr. Cotnoir
                                was Vice President

Name and Positions                       Business Experience
With the Company         Age          During The Last Five Years                         Director since
------------------       ---          --------------------------                         --------------
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

Richard J. McConnell     41     Mr. McConnell has been the President of Square           March, 1994
                                Systems, Corp., a research and development firm
                                specializing in advanced software systems, since
                                1986. Mr. McConnell is also a founder of
                                Link2It, LLC (see "Certain Relationships and
                                Related Transactions"). Mr. McConnell has been
                                involved in research and development in the
                                computer software industry since 1981. Mr.
                                McConnell is a member of Class III of the Board
                                of Directors.

                         EXECUTIVE OFFICERS AND CERTAIN
                      SIGNIFICANT EMPLOYEES OF THE COMPANY

            The names, ages, and positions of the executive officers of the Company are listed below.


Name                           Age         Position
----                           ---         --------

Larry M. Heimendinger           57         Chairman of the Board
                                           (performing duties of President
                                           and Chief Executive Officer)

Richard E. Munczenski           59         Vice President and General Manager

Sandy B. Sewitch                44         Chief Financial Officer

            Larry M. Heimendinger has acted as the Chairman of the Board of Directors since March of 1994 and, also since March 1994, in accordance with the Amended and Restated Bylaws of the Company, he has been performing the duties of the President and Chief Executive Officer through his position as Chairman of the Board and will continue to do so until a replacement for President and Chief Executive Officer is elected and qualified.

            Richard E. Munczenski joined the Company in August 1969, and has served as Vice President and General Manager since April 1995.

            Sandy B. Sewitch joined the Company as Chief Financial Officer in April 1993.

            The officers of the Company hold office at the discretion of the Board of Directors of the Company.

                       SECTION 16(a) BENEFICIAL OWNERSHIP
                              REPORTING COMPLIANCE

            Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who beneficially own more than 10% of its Common Stock, to file with the Securities and Exchange Commission reports of ownership and changes in ownership of the Company's equity securities. Officers, directors and greater than 10% stockholders are also required to furnish the Company with copies of all forms they file pursuant to
Section 16(a).

            To the Company's knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% stockholders were complied with.


                         ITEM 11. EXECUTIVE COMPENSATION

            The information under this heading relates to the chief executive officer, the chief financial officer, and the vice president and general manager of the Company for the fiscal year ended May 31, 2001. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer."

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

                           SUMMARY COMPENSATION TABLE

                                                      Annual Compensation            Long-Term Compensation
                                            -------------------------------------   -------------------------
Name and                                                                 Other
Principal                                                                Annual      Number of     All Other
Position                        Year        Salary       Bonus       Compensation    Options     Compensation
---------------                 ----        ------       -----       ------------   ---------    ------------
Larry M.                        2001       $      0      $      0      $      0        12,500        $  0
Heimendinger(1)                 2000              0             0             0        12,500           0
Chairman of the Board           1999              0             0             0        12,500           0

Sandy B. Sewitch(2)             2001       $108,000      $ 10,000      $  4,800             0        $  0
Chief Financial                 2000        108,000        7,5000         4,800             0           0
Officer                         1999        108,000             0         4,800             0           0

Richard E.                      2000       $113,000      $ 37,000      $      0             0        $  0
Munczenski(3)                   1999         96,500        40,000             0             0           0
VP and General Manger           1995         95,000        15,000         3,500             0           0

-------------------

(1) Larry Heimendinger serves as the Company's Chairman of the Board, for which he has received no salary compensation since being elected to that position in March 1994.

      Since the resignation of the Company's former President in March 1994, the Company has not had a President. In accordance with the Company's Bylaws, until a new President is elected and qualified, the Company's Chairman performs the duties of that office.

(2) The "Other Annual Compensation" for Sandy Sewitch includes a car allowance of $4,800 for each year listed.

(3) The "Other Annual Compensation" for Richard Munczenski includes a car allowance of $3,500 for ten months of fiscal 1999. Thereafter, Mr. Munczenski was provided with a company leased car which was used substantially exclusively for company business during the remainder of fiscal 1999, fiscal 2000, and fiscal 2001.


                 INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                             DURING FISCAL YEAR 2001

                                             Percent                                      Potential of Realizable Value
                                             of Total                                       at assumed annual rate of
                                             Options                                         stock price appreciation
                               Number of     Granted to                                           for options term
                                Options      Employees        Exercise     Expiration     ----------------------------
Name of Exective Officer        Granted      in FY 2001        Price          Date               5%          10%
------------------------       ---------     ----------       --------     ----------           ----        -----
Larry M. Heimendinger          12,500(1)      26.3% (2)        $ .08        6/01/11             $629       $2,595

Sandy B. Sewitch                    0           ---              ---          ---                ---         ---

Richard E. Munczenski               0           ---              ---          ---                ---         ---


----------
(1) 75% of such options have vested and are currently exercisable. The remaining 25% will vest on May 31, 2002.

(2) Mr. Heimendinger is not an employee of the Company. However, for purposes of the calculation of percentages in the foregoing table, his options have been included in the aggregate total employee options granted.


            FY-2001 OPTIONS EXERCISE AND FY-2001 YEAR-END VALUE TABLE

                                                  Number of Options                In-the-Money Options
                                Number              At End-FY 2001                    At End-FY 2001
                               of Shares        ---------------------            ----------------------
Name of                        Acquired
Executive Officer             on Exercise   Exerciseable    Unexerciseable   Exerciseable    Unexerciseable
----------------------        -----------   ------------    --------------   ------------    --------------
Larry M. Heimendinger               0          130,250          128,125           0                 0

Sandy B. Sewitch                    0           12,500                0           0                 0

Richard E. Munczenski               0           45,277                0           0                 0

                            COMPENSATION OF DIRECTORS

             Each nonemployee director of the Company other than Mr. Heimendinger has received a monthly retainer of $1,500 since November 1994.

                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholders

            The Company has understood that shares of its Common Stock and convertible debentures which in fiscal years prior to 1998 had been reported as beneficially owned by Gutzwiller & Partner, AG ("Gutzwiller") or its successor were held by Gutzwiller or its successor as nominee only for various underlying owners, none of which was a beneficial owner of five percent of more of the Company's Common Stock. The Company understands that to be under review. As of May 31, 2001, clients of Gutzwiller or its successor had invested approximately $3 million in equity of the Company, and approximately $9.0 million in convertible debentures of the Company, which are convertible into 18,000,000 shares of Common Stock.

            As of September 28, 2001, no person or entity is believed by the Company to be the beneficial owner of more than 5 percent of its common stock, except to the extent noted above.

            The following table sets forth the beneficial ownership of Common Stock as of September 28, 2001 of each of the current directors and each of the executive officers named in the Summary Compensation Table above:

                                                            Percentage of
                              Shares of Common Stock         Outstanding
      Name                    Beneficially Owned (1)        Common Stock
------------------------      ----------------------        ------------

Marc E. Cotnoir                     105,000                     1.5

Richard J. McConnell                105,000                     1.5

Thomas M. Hacala                     62,500                      *

Larry M. Heimendinger               130,250                     1.9

Sandy B. Sewitch                     17,041                      *

Richard E. Munczenski                59,801                      *

All Directors and Named
Executive Officers as a
group (six persons)                 479,592                     6.7%

----------

(1) Beneficial ownership also includes shares of Common Stock which may be acquired within 60 days of September 28, 2001 through the exercise of warrants, options, or otherwise, as follows: Mr. Cotnoir, 105,000 shares; Mr. Heimendinger, 130,250 shares; Mr. McConnell, 105,000 shares; Mr. Hacala, 62,500 shares; Mr. Sewitch, 12,500 shares; Mr. Munczenski, 45,277 shares; and all directors and named executive officers as a group, 460,527 shares. Additionally, each of Messrs. Cotnoir and McConnell were granted options to purchase 100,000 shares, and Mr. Heimendinger was granted an option to purchase 125,000 shares, each of which options will only vest if the stock price reaches certain stipulated multiples of a base price of $1.0026 (for ten consecutive trading days).

*     Indicates less than 1 percent.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

            At May 31, 2000, the Company had a membership interest in and certain notes receivable due from Link2It, LLC, a company formed by Larry Heimendinger and Richard McConnell, both members of the Company's Board of Directors. Such membership interests and notes were originally received by the Company in consideration of, among other things, amounts advanced by the Company to or on behalf of Link 2It, LLC prior to 1998. The financial statements at May 31, 2000 included a valuation reserve of $175,000, which represented the total due under the notes receivable.

            During January 2001, Link2It, LLC merged into Link2It Corporation and completed a sale of equity securities in a private transaction. The $175,000 principal amount of the notes due to the Company was repaid in full and recognized as "other income" on the statement of operations for the fiscal year ended May 31, 2001 included in the Company's Annual Report on the Form 10-K filed August 29, 2001. The Company also retained approximately 5.7% of Link2It Corporation's currently outstanding common stock, which it accounts for using the cost method. The Company has assigned no value to this investment due to its speculative nature. The entire value of the Company's interest in Link2It was assigned to the note receivable previously outstanding and repaid to the Company in January 2001.

            Subsequent to May 31, 2001, Link2It Corporation entered into a factoring agreement with the Company, intended to supplement or replace the Company's prior agreement with Reservoir Capital Corporation ("Reservoir"). The new agreement, which was negotiated at arms length and approved by unanimous vote of the Company's Board of Directors, is on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects. At September 17, 2001, advances due to Link2It Corporation pursuant to such factoring agreement totaled approximately $157,000.


                                     PART IV

                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                             AND REPORTS ON FORM 8-K

(c)   Exhibits

4.8   Definitive Form of 1% Convertible Debentures due August 14, 2004

                                    SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               GENERAL KINETICS INCORPORATED



                               By:   /s/ Larry M. Heimendinger
                                     ----------------------------
                                     Larry M. Heimendinger,
                                     Chairman of the Board
                                     (Principal Executive Officer)


                               Date: September 28, 2001