Form 10-Q
period 2001-08-31
GENERAL KINETICS INC
filed 2001-10-15
CIK 40675

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934
For Quarter Ended August 31, 2001                  Commission File Number 0-1738
                                                                          ------

                          GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            Virginia                                     54-0594435
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)





10688-D Crestwood Drive, Manassas, VA                      20109
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                (Zip Code)




Registrant's Telephone Number, including Area Code  703-331-8033
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

                                                             Yes   X    No ____
                                                                 ----


               The number of shares of Registrant's Common
               Stock outstanding as of October 12, 2001        6,718,925 Shares

                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
                    Cautionary Statement Under the Private Securities Litigation Reform Act of 1995 ....    3

Part I - Financial Information

          Item I - Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets -
                    August 31, 2001  and May 31, 2001 ..................................................    5

                    Condensed Consolidated Statements of Operations -
                    Three Months Ended August 31, 2001  and  August 31, 2000,
                    respectively .......................................................................    6

                    Condensed Consolidated Statements of Cash Flows -
                    Three Months  Ended  August 31, 2001  and
                    August 31, 2000, respectively ......................................................    7

                    Notes to Condensed Consolidated Financial Statements ...............................    8

          Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations .................................................    10

Part 2 - Other Information

          Item 6 - Exhibits and Reports on Form 8-K ....................................................    13

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


                          PART I FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

     The unaudited consolidated financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Revenues, expenses, assets and liabilities vary during the year and generally accepted accounting principles require the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made their best effort in establishing good faith estimates and assumptions. However, actual results may differ. The Company believes that the disclosures made are adequate to make the information presented not misleading.

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2001 and 2000 set forth in the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2001.

                          General Kinetics Incorporated
                                 Balance Shests
                               August 31, 2001 and
                                  May 31, 2001


                                                                                         August 31,                May 31,
                                                                                           2001                     2001
                                                                                           ----                     ----
                                                                                        (Unaudited)              (Audited)
                                                                                        -----------              ---------
                                     Assets
                                     ------

Current Assets:
     Cash and cash equivalents                                                          $    180,400             $   388,300
     Accounts receivable, net of allowance of $60,000 and $72,700                          1,521,100               1,251,600
     Inventories                                                                           1,777,000               1,452,300
     Prepaid expenses and other                                                                9,300                  13,100
                                                                                        ------------             -----------
     Total Current Assets                                                                  3,487,800               3,105,300
                                                                                        ------------             -----------

Property, Plant and Equipment                                                              2,788,300               2,786,100
Less: Accumulated Depreciation                                                             2,020,000)             (1,984,400)
                                                                                        ------------             -----------
                                                                                             768,300                 801,700

Patent                                                                                        38,800                  38,000
Other Assets                                                                                  76,800                  64,400
                                                                                        ------------             -----------

     Total Assets                                                                       $  4,371,700             $ 4,009,400
                                                                                        ============             ===========







                     Liablilities and Stockholders' Deficit
                     --------------------------------------

Current Liabilities:
     Advances from Factor                                                               $    157,400             $         -
     Current maturities of long-term debt                                                     75,100                  75,100
     Accounts payable, trade                                                               1,317,600               1,104,100
     Accrued expenses and other payables                                                     565,000                 575,000
                                                                                        ------------             -----------
     Total Current Liabilities                                                             2,115,100               1,754,200
                                                                                        ------------             -----------

Long-Term Debt - less current maturities (including
     $8,809,400 and $8,793,900 of convertible debentures)                                  9,285,900               9,288,300
Other long-term liabilities                                                                  253,400                 263,000
                                                                                        ------------             -----------
     Total Long-Term Liabilities                                                           9,539,300               9,551,300
                                                                                        ------------             -----------

     Total Liabilities                                                                    11,654,400              11,305,500
                                                                                        ------------             -----------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                                             1,811,500               1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                                        7,239,400               7,239,400
     Accumulated Deficit                                                                 (15,883,400)            (15,896,800)
                                                                                        ------------             -----------
                                                                                          (6,832,500)             (6,845,900)
     Less: Treasury Stock, at cost (526,632 shares)                                         (450,200)               (450,200)
                                                                                        ------------               ---------
     Total Stockholders' Deficit                                                          (7,282,700)             (7,296,100)
                                                                                        ------------             -----------

     Total Liabilities and Stockholders' Deficit                                        $  4,371,700             $ 4,009,400
                                                                                        ============             ===========


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Operations
                                  (Unaudited)

                                                                        Three Months Ended
                                                                 August 31,           August 31,
                                                                    2001                 2000
                                                                    ----                 ----
Net Sales                                                        $ 2,068,500         $ 2,266,600
Cost of Sales                                                      1,604,300           1,919,800
                                                                 -----------         -----------
Gross Profit                                                         464,200             346,800
                                                                 -----------         -----------

Selling, General & Administrative                                    395,200             429,000

                                                                 -----------         -----------

Total Operating Expenses                                             395,200             429,000
                                                                 -----------         -----------

Operating Income (loss)                                               69,000             (82,200)

Interest Expense                                                     (55,600)            (49,800)
                                                                 -----------         -----------

Net Income (loss)                                                     13,400            (132,000)
                                                                 ===========         ===========

Basic Earnings per Share:
  Basic Earnings (loss) per Share                                $     0.002              ($0.02)
 Weighted Average Number of Common Shares
   Outstanding                                                     6,718,925           6,718,925

Diluted Earnings per Share:
  Diluted Earnings (loss) per share                              $     0.002              ($0.02)
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding                            24,708,925           6,718,925

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                August 31,       August 31,
                                                                                   2001             2000
                                                                                   ----             ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                               $  13,400        $ (132,000)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                  35,600            40,300
    Amortization of bond discount                                                  15,500            15,500
  (Increase) Decrease in Assets:
    Accounts Receivable                                                          (269,500)         (432,300)
    Inventories                                                                  (324,700)          (41,100)
    Prepaid Expenses                                                                3,800             3,800
    Other assets                                                                  (13,200)            4,100
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                      213,500           103,400
    Accrued Expenses                                                              (10,000)         (234,200)
    Other Long Term Liabilities                                                    (9,600)           (9,600)
                                                                                ---------        ----------
        Net cash provided by/(used) in Operating Activites                       (345,200)         (682,100)
                                                                                ---------        ----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                     (2,200)           (1,400)
                                                                                ---------        ----------
        Net cash  provided by/(used) in Investing Activities                       (2,200)           (1,400)
                                                                                ---------        ----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                       219,800                 -
  Repayments of advances from Factor/
    Demand Notes Payable                                                          (62,400)          (44,100)
  Repayments on Long Term Debt                                                    (17,900)          (11,200)
                                                                                ---------        ----------
        Net cash provided by/(used) in Financing Activities                       139,500           (55,300)
                                                                                ---------        ----------

Net (decrease) increase in cash and cash equivalents                             (207,900)         (738,800)

Cash and Cash Equivalents:  Beginning of Period                                   388,300           958,100
                                                                                ---------        ----------
Cash and Cash Equivalents:  End of Period                                       $ 180,400        $  219,300
                                                                                =========        ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                    $  16,900        $   98,200
    Income Taxes                                                                        -                 -

The accompanying notes are an integral part of the above statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

     The unaudited condensed financial statements at August 31, 2001, and for the three months ended August 31, 2001 and August 31, 2000, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

     The results of operations for the three-month period ended August 31, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

     Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended August 31, 2001:

                                                 Income         Shares       Per Share Amount
                                                 ------         ------       ----------------
Basic earnings per share
Income available to common shareholders         $13,400        6,718,925         $0.002
Effect of assumed conversion of
 convertible debentures, net of tax              23,684       17,990,000          0.000
                                                -------       ----------         ------
Dilutive earnings per share                     $37,084       24,708,925         $0.002

Note 3 - Notes Payable

At August 31, 2001 and May 31, 2001 convertible debentures initially issued to clients of Gutzwiller & Partner, AG ("Gutzwiller") are outstanding in an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

Note 4 - Related Party Transactions

In August 2001, the Company entered into a factoring agreement with Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both members of the Company's Board of Directors. The agreement is intended to replace the Company's prior agreement with Reservoir Capital Corporation ("Reservoir"). The agreement, which was negotiated at arms length and approved by unanimous vote of the Company's Board of Directors, is on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. At August 31, 2001 outstanding advances due to Link2It Corporation totaled approximately $157,000.

Note 5 - Income Taxes

The Company's estimated effective tax rate for fiscal 2002 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 2001, Compared to Three Months Ended August 31,
----------------------------------------------------------------------------
2000
----

Net sales for the quarter ended August 31, 2001 were approximately $2.07 million compared to net sales of approximately $2.27 million for the quarter ended August 31, 2000. The decrease in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services.

The gross margin percentage increased from 15.3% for the quarter ended August 31, 2000 to 22.4% for the quarter ended August 31, 2001. The primary reasons for the increase in the gross profit percentage were the improved scheduling and planning procedures implemented during the prior fiscal year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, General & Administrative costs were approximately $395,200 for the quarter ended August 31, 2001 as compared to approximately $429,000 for the quarter ended August 31, 2000. The decrease was principally due to a reduction in facilities and travel expenses for the first quarter of fiscal 2002 as compared to the first quarter of the prior fiscal year.

In addition, during the quarter ended August 31, 2001, the Company reviewed the allowance for doubtful accounts and determined that the allowance should be reduced from $72,700 to $60,000. The reduction in the allowance resulted in a reduction in Selling, General & Administrative costs and an increase in net income of approximately $12,700 for the quarter ended August 31, 2001.

For the quarter ended August 31, 2001, the Company had operating income of $69,000 compared to an operating loss of $82,200 for the comparable quarter of the prior year. The improved operating results were due principally to the increase in gross margins and the decrease in Selling, General & Administrative costs discussed above.

Interest expense increased from $49,800 in the first quarter of fiscal 2001 to $55,600 in the first quarter of fiscal 2002 principally due to an increased level of factored receivables.

The Company's estimated effective tax rate for fiscal 2002 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

 Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable financing to finance its operations. During the first quarter of fiscal 2002, the Company showed a net profit of approximately $13,400. During fiscal 2001, the net loss totaled $129,800. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its level of shipments, and continue to operate profitably during the remainder of fiscal 2002.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2002.

As of August 31, 2001, the Company had cash of $180,400. The Company has faced production issues that have contributed to losses from operations in the prior fiscal year. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by regularly updating scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through August 31, 2002. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales, gross profits and shipment levels fluctuate throughout the fiscal year, or if the Company purchases capital equipment to increase production capacity due to any possible increased sales opportunities. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain or increase its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained operating losses in fiscal 2001, 2000, and 1999, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company has been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2002 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At August 31, 2001 outstanding advances due to Link2It Corporation totaled approximately $157,000.

The Company had significant amounts payable to trade creditors at August 31, 2001. In addition, commitments under operating leases, net of sublessee income, amount to $8,300 in fiscal 2002. Current maturities of long-term debt amount to $75,100 in fiscal 2002.

The Company has outstanding debentures originally issued to clients of Gutzwiller totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually.

Analysis of Cash Flows

Operating activities used $345,200 in cash in the first quarter of fiscal 2002. This reflects net income of $13,400 plus $51,100 in non-cash expenses, offset by $409,700 in cash to fund changes in working capital items. The cash used to fund changes in working capital items includes an increase in inventories of $324,700 and an increase in accounts receivable in $269,500, offset by an increase in accounts payable of $213,500.

Investing activities used $2,200 in the first quarter of fiscal 2002. These activities consisted of acquired property, plant and equipment.

Financing activities provided $139,500 in the first quarter of fiscal 2002. These activities consisted primarily of factoring accounts receivable netting to $157,400, offset by the repayment of certain long-term debt.

Management believes that inflation did not have a material effect on the operations of the Company during the first quarter of fiscal 2002.

Item 3- Quantitative and Qualitative Disclosures About Market Risk

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

                          GENERAL KINETICS INCORPORATED



Date: October  15, 2001                    /s/ Larry M. Heimendinger
     ------------------------------        -------------------------------------
                                           Chairman of the Board
                                           (Principal Executive Officer)


Date: October  15, 2001                    /s/ Sandy B. Sewitch
     ------------------------------        -------------------------------------
                                           Chief Financial Officer
                                           (Principal Accounting Officer and
                                           Principal Financial Officer)