Form 10-Q
period 2001-11-30
GENERAL KINETICS INC
filed 2002-01-14
CIK 40675

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2001              Commission File Number 0-1738
                                                                        ------

                          GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


              Virginia                                    54-0594435
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)


10688- D Crestwood Drive  Manassas, VA                      20109
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, including Area Code  703-331-8803
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

                                                                 Yes  X    No _
                                                                     ---

               The number of shares of Registrant's Common Stock outstanding as
               of January 4, 2002                               6,718,925 Shares

                                      INDEX

                                                                                                                           Page No.
                                                                                                                           --------
                  Cautionary Statement Under the Private Securities Litigation Reform Act of 1996...........................  3

Part I - Financial Information

         Item 1 - Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets -
                          November 30, 2001  and May 31, 2001...............................................................  5

                         Condensed Consolidated Statements of Operations -
                         Three Months and Six Months Ended November 30, 2001  and  November 30,  2000,
                          respectively......................................................................................  6

                         Condensed Consolidated Statements of Cash Flows -
                          Six Months Ended  November 30, 2001  and
                          November 30,  2000, respectively..................................................................  7

                         Notes to Condensed Consolidated Financial Statements...............................................  8

         Item 2 -  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................................................................. 11


         Item 3 -  Quantitative and Qualitative

                       Disclosures About Market Risk........................................................................ 16


Part  II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K.......................................................................... 17

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

                          PART I FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

         The unaudited consolidated financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Revenues, expenses, assets and liabilities vary during the year and generally accepted accounting principles require the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made its best effort in establishing good faith estimates and assumptions. However, actual results may differ. The Company believes that the disclosures made are adequate to make the information presented not misleading.

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

                          General Kinetics Incorporated
                                 Balance Sheets
                              November 30, 2001 and
                                  May 31, 2001

                                                                          November 30,       May 31,
                                                                             2001             2001
                                                                             ----             ----
                                                                          (Unaudited)      (Audited)
                                                                         ------------      ---------
                               Assets
                               ------
Current Assets:
     Cash and cash equivalents                                           $    278,500    $    388,300
     Accounts receivable, net of allowance of $57,500 and $72,700           1,425,500       1,251,600
     Inventories                                                            1,675,600       1,452,300
     Prepaid expenses and other                                                35,300          13,100
                                                                         ------------    ------------
     Total Current Assets                                                   3,414,900       3,105,300
                                                                         ------------    ------------

Property, Plant and Equipment                                               2,800,900       2,786,100
Less:  Accumulated Depreciation                                            (2,057,000)     (1,984,400)
                                                                         ------------    ------------
                                                                              743,900         801,700

Other Assets                                                                  117,100         102,400
                                                                         ------------    ------------

     Total Assets                                                        $  4,275,900    $  4,009,400
                                                                         ============    ============


                 Liablilities and Stockholders' Deficit
                 --------------------------------------

Current Liabilities:
     Advances from Factor                                                $    203,500    $       --
     Current maturities of long-term debt                                      75,100          75,100
     Accounts payable, trade                                                1,216,100       1,104,100
     Accrued expenses and other payables                                      523,300         575,000
                                                                         ------------    ------------
     Total Current Liabilities                                              2,018,000       1,754,200
                                                                         ------------    ------------

Long-Term Debt - less current maturities (including
     $8,824,900 and $8,793,900 of convertible debentures)                   9,283,000       9,288,300
Other long-term liabilities                                                   243,800         263,000
                                                                         ------------    ------------
     Total Long-Term Liabilities                                            9,526,800       9,551,300
                                                                         ------------    ------------

     Total Liabilities                                                     11,544,800      11,305,500
                                                                         ------------    ------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                              1,811,500       1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                         7,239,400       7,239,400
     Accumulated Deficit                                                  (15,869,600)    (15,896,800)
                                                                         ------------    ------------
                                                                           (6,818,700)     (6,845,900)
     Less:  Treasury Stock, at cost (526,632 shares)                         (450,200)       (450,200)
                                                                         ------------    ------------
     Total Stockholders' Deficit                                           (7,268,900)     (7,296,100)
                                                                         ------------    ------------

     Total Liabilities and Stockholders' Deficit                         $  4,275,900    $  4,009,400
                                                                         ============    ============

The accompanying notes are an integral part of the above statements.

                          General Kinetics Incorporated
                            Statements of Operations
                                   (Unaudited)

                                                       Six Months Ended                Three Months Ended
                                                 November 30,    November 30,     November 30,    November 30,
                                                     2001            2000             2001           2000
                                                     ----            ----             ----           ----
Net Sales                                       $  4,689,200      $  4,713,900    $  2,620,700    $  2,447,300
Cost of Sales                                      3,765,400         3,765,900       2,161,100       1,846,100
                                                ------------      ------------    ------------    ------------
Gross Profit                                         923,800           948,000         459,600         601,200
                                                ------------      ------------    ------------    ------------

Selling, General & Administrative                    779,900           844,700         384,700         415,700
Product Research, Development & Improvement             --              37,700            --            37,700
                                                ------------      ------------    ------------    ------------

Total Operating Expenses                             779,900           882,400         384,700         453,400
                                                ------------      ------------    ------------    ------------

Operating Income                                     143,900            65,600          74,900         147,800

Interest Expense                                    (116,700)         (110,200)        (61,100)        (60,400)
                                                ------------      ------------    ------------    ------------

Net Income (Loss)                                     27,200           (44,600)         13,800          87,400
                                                ============      ============    ============    ============

Basic Earnings per Share:
  Basic Earnings (Loss) per Share               $      0.004           ($0.007)   $      0.002    $      0.013
 Weighted Average Number of Common Shares
   Outstanding                                     6,718,925         6,718,925       6,718,925       6,718,925

Diluted Earnings per Share:
  Diluted Earnings (Loss) per Share             $      0.003           ($0.007)   $      0.002    $      0.004
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding            24,708,925         6,718,925      24,708,925      24,708,925

The accompanying notes are an integral part of the above statements.

                          General Kinetics Incorporated
                            Statements of Cash Flows
                                   (Unaudited)

                                                                        Six Months Ended
                                                                    November 30,  November 30,
                                                                       2001           2000
                                                                       ----           ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                   $  27,200      $ (44,600)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                      72,600         79,800
    Amortization of bond discount                                      31,000         31,000
  (Increase) Decrease in Assets:
    Accounts Receivable                                              (173,900)      (603,600)
    Inventories                                                      (223,300)       209,500
    Prepaid Expenses                                                  (22,200)         3,100
    Other assets                                                      (14,700)        52,800
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                          112,000         19,400
    Accrued Expenses                                                  (51,700)      (241,500)
    Other Long Term Liabilities                                       (19,200)       (19,200)
                                                                    ---------      ---------
        Net cash provided by/(used in) Operating Activites           (262,200)      (513,300)
                                                                    ---------      ---------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                        (14,800)        (8,100)
                                                                    ---------      ---------
        Net cash provided by/(used in) Investing Activities           (14,800)        (8,100)
                                                                    ---------      ---------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                           604,700         70,500
  Repayments of advances from Factor/
    Demand Notes Payable                                             (401,200)      (114,600)
  Repayments on Long Term Debt                                        (36,300)       (33,900)
                                                                    ---------      ---------
        Net cash provided by/(used in) Financing Activities           167,200        (78,000)
                                                                    ---------      ---------

Net (decrease) increase in cash and cash equivalents                 (109,800)      (599,400)

Cash and Cash Equivalents:  Beginning of Period                       388,300        958,100
                                                                    ---------      ---------
Cash and Cash Equivalents:  End of Period                           $ 278,500      $ 358,700
                                                                    =========      =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                        $ 124,500      $ 116,900
    Income Taxes                                                         --              800

The accompanying notes are an integral part of the above statements.

                          GENERAL KINETICS INCORPORATED
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

         The unaudited condensed financial statements at November 30, 2001, and for the three months and six months ended November 30, 2001 and November 30, 2000, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

         The results of operations for the three-month and six-month periods ended November 30, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

  Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended November 30, 2001 and 2000, and the six months ended November 30, 2001:

Three Months ended Nov 30, 2001:           Income     Shares    Per Share Amount
                                           ------     ------    ----------------

Basic earnings per share
Income available to common shareholders $ 13,800 6,718,925 $ 0.002 Effect of assumed conversion of
 convertible debentures, net of tax         23,684   17,990,000        0.001
                                          --------   ----------     --------
Dilutive earnings per share               $ 37,484   24,708,925     $  0.002

Three Months ended Nov 30, 2000:          Income       Shares   Per Share Amount
                                          ------       ------   ----------------

Basic earnings per share
Income available to common shareholders $ 87,400 6,718,925 $ 0.013 Effect of assumed conversion of
 convertible debentures, net of tax          23,684   17,990,000        0.001
                                         ----------   ----------     --------
Dilutive earnings per share              $  111,084   24,708,925     $  0.004


Six Months ended Nov 30, 2001:            Income       Shares   Per Share Amount
                                          ------       ------   ----------------

Basic earnings per share
Income available to common shareholders $ 27,200 6,718,925 $ 0.004 Effect of assumed conversion of
 convertible debentures, net of tax          47,368   17,990,000        0.003
                                         ----------   ----------   ----------
Dilutive earnings per share              $   74,568   24,708,925   $    0.003


Note 3 - Notes Payable

At November 30, 2001 and May 31, 2001 convertible debentures initially issued to clients of Gutzwiller & Partner, AG ("Gutzwiller"), now known as Rabo Investmet Management Ltd. (the "Manager") are outstanding in an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

In a filing with the SEC dated October 30, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof. That SEC filing also indicated that the Manager may be deemed to be the beneficial owner of an aggregate of 1,715,000 outstanding shares of the Company's common stock, including 1,472,300 shares held in client accounts.

Note 4 - Related Party Transactions

In August 2001, the Company entered into a factoring agreement with Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both members of the Company's Board of Directors. The agreement is intended to replace the Company's prior agreement with Reservoir Capital Corporation ("Reservoir"). The agreement, which was negotiated at arms length and approved by unanimous vote of the Company's Board of Directors, is on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. At November 30, 2001 outstanding advances due to Link2It Corporation totaled approximately $203,500. Interest expense on these advances was $9,500 for the quarter ended November 30, 2001.

Note 5 - Income Taxes

The Company's estimated effective tax rate for fiscal 2002 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Note 6 - Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") approved Statement on Financial Accounting Standards No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived assets to be disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS No. 121. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation for groups of assets and liabilities. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company believes the adoption of SFAS No. 144 will not have a material impact of its financial position or results of operations.

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended November 30, 2001 Compared to Three Months Ended
-------------------------------------------------------------------
November 30, 2000
-----------------

     Net sales for the three months ended November 30, 2001 were approximately $2.62 million compared to net sales of approximately $2.45 million for the quarter ended November 30, 2000. The small increase in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services.

     The gross margin percentage decreased from 24.6% for the quarter ended November 30, 2000 to 17.54% for the quarter ended November 30, 2001. The primary reasons for the decrease in gross profit margins was changes in the mix of jobs produced in the quarter ended November 30, 2001 as compared to the job mix in the quarter ended November 30, 2000. The mix of jobs produced in the quarter ended November 30, 2001 required more machine shop hours than were used in the prior year, and a larger amount of the machine shop work was outsourced to subcontractors during the current period. In order to increase machine shop capacity and reduce the amount of outsourcing for machined parts, the Company has entered into a lease purchase agreement for a new vertical machining center that was put into service in December 2001.

     Sales, General & Administrative costs were approximately $384,700 in the second quarter of fiscal 2002 as compared to approximately $415,700 in the corresponding quarter of the prior fiscal year. The change was principally due to a reduction in corporate facility costs due to the Company moving its corporate headquarters to Manassas, Virginia in March 2001. During the quarter ended November 30, 2000, the Company incurred $37,700 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product; there were no comparable costs in the quarter ended November 30, 2001.

     For the three months ended November 30, 2001, the Company had operating income of $74,900 compared to operating income of $147,800 for the comparable quarter of the prior fiscal year. The decrease was due primarily to the decrease in gross profit margins described above.

     Interest expense was essentially unchanged at $60,400 in the second quarter of fiscal 2001 compared to $61,100 in the second quarter of fiscal 2002.

     The Company's estimated effective tax rate for fiscal 2002 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Six Months Ended November 30, 2001, Compared to Six Months Ended
----------------------------------------------------------------
November 30, 2000
------------------

     Net sales for the six months ended November 30, 2001 were approximately $4.7 million, and were essentially unchanged compared to net sales of approximately $4.7 million for the six months ended November 30, 2000. Sales for the first half of fiscal 2002 are not necessarily indicative of the results to be expected for the full year.

     The gross margin percentage decreased from 20.1% for the six months ended November 30, 2000 to 19.7% for the six months ended November 30, 2001. The primary reasons for the decrease in gross profit margins was changes in the mix of jobs produced in the six-months ended November 30, 2001 as compared to the job mix in the six-months ended November 30, 2000. The mix of jobs produced in the six-months ended November 30, 2001 required more machine shop hours than were used in the same period of the prior year, and a larger amount of the machine shop work was outsourced to subcontractors during the current period. In order to increase machine shop capacity and reduce the amount of outsourcing for machined parts, the Company has entered into a lease purchase agreement for a new vertical machining center that was put into service in December 2001.

     Sales, General & Administrative costs were approximately $779,900 in the first six months of fiscal 2002 as compared to approximately $844,700 in the first six months of the prior fiscal year. The change was principally due to a reduction in corporate facility costs due to the Company moving its corporate headquarters to Manassas, Virginia in March 2001. During the six months ended November 30, 2000, the Company incurred $37,700 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product; there were no comparable costs in the six months ended November 30, 2001.

     For the six months ended November 30, 2001, the Company had operating income of $143,900 compared to operating income of $65,600 for the comparable six months of the prior fiscal year. The increase was principally due to the reduction in operating expenses described above.

     Interest expense increased from $110,200 in the first six months of fiscal 2001 to $116,700 in the first six months of fiscal 2002. This increase occurred principally because in fiscal 2002 the Company has used slightly more accounts receivable financing to alleviate short-term cash requirements than in the prior fiscal year.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable financing to finance its operations. During the first half of fiscal 2002, the Company showed a net profit of approximately $27,200. During fiscal 2001, the net loss totaled $129,800. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its level of shipments, and continue to operate profitably during the remainder of fiscal 2002.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2002.

As of November 30, 2001, the Company had cash of $278,500. The Company has faced production issues that have contributed to losses from operations in the prior fiscal year. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by regularly updating scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and an increased sales effort.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through the next twelve months. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales, gross profits and shipment levels fluctuate throughout the fiscal year, or if the Company purchases capital equipment to increase production capacity due to any possible increased sales opportunities. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain or increase its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems, and may be left without sufficient cash to meet its ongoing requirements.

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

In recent years, the Company had been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2002 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At November 30, 2001 outstanding advances due to Link2It Corporation totaled approximately $203,500.

The Company had significant amounts payable to trade creditors at November 30, 2001. In addition, commitments under operating leases, net of sublessee income, amount to $8,300 in fiscal 2002. Current maturities of long-term debt amount to $75,100 in fiscal 2002.

The Company has outstanding debentures originally issued to clients of Gutzwiller, now known as Rabo Investment Management Ltd. (the "Manager") totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated October 30, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof.

Analysis of Cash Flows

Operating activities used $262,200 in cash in the first half of fiscal 2002. This reflects net income of $27,200 plus $103,600 in non-cash expenses, offset by $393,000 in cash to fund changes in working capital items. The cash used to fund changes in working capital items includes an increase in inventories of $223,300 and an increase in accounts receivable in $173,900, partially offset by an increase in accounts payable of $112,000.

Investing activities used $14,800 in the first half of fiscal 2002. These activities consisted of acquired property, plant and equipment.

Financing activities provided $167,200 in the first half of fiscal 2002. These activities consisted primarily of factoring accounts receivable netting to $203,500, partially offset by the repayment of certain long-term debt.

Management believes that inflation did not have a material effect on the operations of the Company during the first quarter of fiscal 2002.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board ("FASB") approved Statement on Financial Accounting Standards No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived assets to be disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS No. 121. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation for groups of assets and liabilities. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company believes the adoption of SFAS No. 144 will not have a material impact of its financial position or results of operations.

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

                          GENERAL KINETICS INCORPORATED

Date: January 14, 2002                      /s/ Larry M. Heimendinger
      --------------------------------      ------------------------------------
                                            Chairman of the Board
                                            (Principal Executive Officer)

Date: January 14, 2002                      /s/ Sandy B. Sewitch
      --------------------------------      ------------------------------------
                                            Chief Financial Officer
                                            (Principal Accounting Officer and
                                            Principal Financial Officer)