Form 10-Q
period 2002-02-28
GENERAL KINETICS INC
filed 2002-04-15
CIK 40675

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended February 28, 2002              Commission File Number 0-1738
                                                                        ------

                          GENERAL KINETICS INCORPORATED
--------------------------------------------------------------------------------

             (Exact Name of Registrant as Specified in its Charter)



              Virginia                                  54-0594435
--------------------------------------------------------------------------------
  (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
   Incorporation or Organization)


10688- D Crestwood Drive  Manassas, VA                    20109
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                  (Zip Code)


Registrant's Telephone Number, including Area Code  703-331-8033
                                                  --------------



                 Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by
                 Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                              Yes X    No_
                                                                  -

                 The number of shares of Registrant's Common
                 Stock outstanding as of April 5, 2002        6,718,925 Shares

                                      INDEX

                                                                                                                            Page No.
                                                                                                                            --------
                  Cautionary Statement Under the Private Securities Litigation Reform Act of 1996 .............................3

Part I - Financial Information

         Item 1 - Consolidated Financial Statements

                    Condensed Consolidated Balance Sheets -
                    February 28, 2002  and May 31, 2001 .......................................................................5

                    Condensed Consolidated Statements of Operations -
                    Three Months and Nine months Ended February 28, 2002 and February 28, 2001, respectively ..............................................................................................6

                    Condensed Consolidated Statements of Cash Flows -
                    Nine months Ended February 28, 2002 and
                    February 28, 2001, respectively ..........................................................................7

                    Notes to Condensed Consolidated Financial Statements ......................................................8

         Item 2 -  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations ........................................................................11


         Item 3 -  Quantitative and Qualitative
                   Disclosures About Market Risk ..............................................................................18


Part  II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K ............................................................................18

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

     In the opinion of management of the Company, the accompanying consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments and the recognition of manufacturing startup costs of $265,000 during the period ended February 28, 2002) that are necessary for a fair presentation of results for the periods presented. It is suggested that these consolidated financial statements be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2001 and 2000 set forth in the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2001.

                         General Kinetics Incorporated
                                 Balance Sheets
                              Febrary 28, 2002 and
                                  May 31, 2001

                                                                                             28-Feb                  May 31,
                                                                                              2002                    2001
                                                                                              ----                    ----
                                                                                           (Unaudited)              (Audited)
                                                                                           -----------              ---------
                                                      Assets
                                                      ------

Current Assets:
     Cash and cash equivalents                                                            $    418,000             $   388,300
     Accounts receivable, net of allowance of $57,900 and $72,700                            1,031,800               1,251,600
     Inventories                                                                             1,087,200               1,452,300
     Prepaid expenses and other                                                                 25,900                  13,100
                                                                                          ------------             -----------
     Total Current Assets                                                                    2,562,900               3,105,300
                                                                                          ------------             -----------

Property, Plant and Equipment                                                                2,933,800               2,786,100
Less:  Accumulated Depreciation                                                             (2,099,500)             (1,984,400)
                                                                                          ------------             -----------
                                                                                               834,300                 801,700

Other Assets                                                                                   127,200                 102,400
                                                                                          ------------             -----------

     Total Assets                                                                         $  3,524,400             $ 4,009,400
                                                                                          ============             ===========


                                       Liablilities and Stockholders' Deficit
                                       --------------------------------------

Current Liabilities:
     Advances from Factor                                                                 $    174,300             $         -
     Current maturities of long-term debt                                                       93,600                  75,100
     Accounts payable, trade                                                                   912,200               1,104,100
     Accrued expenses and other payables                                                       627,100                 575,000
                                                                                          ------------             -----------
     Total Current Liabilities                                                               1,807,200               1,754,200
                                                                                          ------------             -----------

Long-Term Debt - less current maturities (including
     $8,840,400 and $8,793,900 of convertible debentures)                                    9,364,500               9,288,300
Other long-term liabilities                                                                    234,200                 263,000
                                                                                          ------------             -----------
     Total Long-Term Liabilities                                                             9,598,700               9,551,300
                                                                                          ------------             -----------

     Total Liabilities                                                                      11,405,900              11,305,500
                                                                                          ------------             -----------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                                               1,811,500               1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                                          7,239,400               7,239,400
     Accumulated Deficit                                                                   (16,482,200)            (15,896,800)
                                                                                          ------------             -----------
                                                                                            (7,431,300)             (6,845,900)
     Less:  Treasury Stock, at cost (526,632 shares)                                          (450,200)               (450,200)
                                                                                          ------------               ---------
     Total Stockholders' Deficit                                                            (7,881,500)             (7,296,100)
                                                                                          ------------             -----------

     Total Liabilities and Stockholders' Deficit                                          $  3,524,400             $ 4,009,400
                                                                                          ============             ===========


The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Operations
                                  (Unaudited)

                                                   Nine Months Ended              Three Months Ended
                                               February 28,    February 28,    February 28,    February 28,
                                                  2002             2001            2002          2001
                                                  ----             ----            ----          ----
Net Sales                                     $  6,740,900    $  6,240,900    $  2,051,700    $  1,526,900
Cost of Sales                                    5,764,400       5,004,600       1,999,000       1,238,700
                                              ------------    ------------    ------------    ------------
Gross Profit                                       976,500       1,236,300          52,700         288,200
                                              ------------    ------------    ------------    ------------

Selling, General & Administrative                1,120,100       1,151,600         340,200         306,900
Manufacturing Start-Up Costs                       265,100              --         265,100              --
Product Research, Development & Improvement             --          42,800              --           5,000
                                              ------------    ------------    ------------    ------------

Total Operating Expenses                         1,385,200       1,194,400         605,300         311,900
                                              ------------    ------------    ------------    ------------

Operating Income (Loss)                           (408,700)         41,900        (552,600)        (23,700)

Other Income                                            --         175,000              --         175,000
Interest Expense                                  (176,700)       (165,400)        (60,000)        (55,200)
                                              ------------    ------------    ------------    ------------

Net Income (Loss)                                 (585,400)         51,500        (612,600)         96,100
                                              ============    ============    ============    ============

Basic Earnings per Share:
 Basic Earnings (Loss) per Share                   ($0.087)         $0.008         ($0.091)         $0.014
Weighted Average Number of Common Shares
  Outstanding                                    6,718,925       6,718,925       6,718,925       6,718,925

Diluted Earnings per Share:
  Diluted Earnings (Loss) per Share                ($0.087)         $0.005         ($0.091)         $0.005
Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding           6,718,925      24,708,925       6,718,925      24,708,925

The accompanying notes are an integral part of the above statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                              February 28,             February 28,
                                                                                 2002                      2001
                                                                                 ----                      ----
Cash Flows From Operating Activities:
Net Income/(Loss)                                                             $ (585,400)               $  51,500
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                                115,100                  118,500
    Amortization of bond discount                                                 46,500                   46,500
    Bad debt provision                                                           (14,800)                (175,000)
  (Increase) Decrease in Assets:
    Accounts Receivable                                                          234,700                  136,900
    Inventories                                                                  365,100                 (344,300)
    Prepaid Expenses                                                             (12,700)                 (16,800)
    Other assets                                                                 (24,800)                  21,300
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                                    (191,900)                 282,400
    Accrued Expenses                                                              51,800                 (235,500)
    Other Long Term Liabilities                                                  (28,800)                 (28,800)
                                                                            ------------              -----------
        Net cash provided by/(used in) Operating Activites                       (45,200)                (143,300)
                                                                            ------------              -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                                   (39,600)                 (23,300)
  Collection of Notes Receivable                                                       -                  175,000
                                                                            ------------              -----------
        Net cash provided by/(used in) Investing Activities                      (39,600)                 151,700
                                                                            ------------              -----------
Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                                    1,148,500                  132,700
  Repayments of advances from Factor/
    Demand Notes Payable                                                        (974,200)                (176,800)
  Repayments on Long Term Debt                                                   (59,800)                 (57,200)
                                                                            ------------              -----------
        Net cash provided by/(used in) Financing Activities                      114,500                 (101,300)
                                                                            ------------              -----------

Net (decrease) increase in cash and cash equivalents                              29,700                  (92,900)

Cash and Cash Equivalents:  Beginning of Period                                  388,300                  958,100
                                                                            ------------              -----------
Cash and Cash Equivalents:  End of Period                                     $  418,000                $ 865,200
                                                                            ============              ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                                  $  147,800                $ 134,200
    Income Taxes                                                                     800                      800

The accompanying notes are an integral part of the above statements.

                          GENERAL KINETICS INCORPORATED
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

     The unaudited condensed financial statements at February 28, 2002, and for the three months and nine months ended February 28, 2002 and February 28, 2001, respectively, include the accounts of General Kinetics Incorporated ("GKI").

     The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles in that certain note information included in the Company's Annual Report has been omitted; however, such information reflects all adjustments which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

     The results of operations for the three-month and nine-month periods ended February 28, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

  Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Due to losses in the quarter and nine months ending February 28, 2002, diluted earnings per share is the same as basic earnings per share for those periods. The following tables presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the quarter and nine months ended February 28, 2001:

                                                                      Per Share
                                                                      ---------
Three months ended Feb 28, 2001:            Income         Shares      Amount
                                            ------         ------      ------

Basic earnings per share
Income available to common shareholders $ 96,100 6,718,925 $0.014 Effect of assumed conversion of
 convertible debentures, net of tax           23,684     17,990,000     0.001
                                            --------     ----------    ------
Dilutive earnings per share                 $119,784     24,708,925    $0.005

                                                                   Per Share
                                                                   ---------
Nine months ended Feb 28, 2001:            Income     Shares         Amount
                                           ------     ------         ------

Basic earnings per share
Income available to common shareholders $ 51,500 6,718,925 $0.008 Effect of assumed conversion of
 convertible debentures, net of tax         71,052   17,990,000       0.004
                                          --------   ----------      ------
Dilutive earnings per share               $122,552   24,708,925      $0.005



Note 3 - Notes Payable

At February 28, 2002 and May 31, 2001 convertible debentures initially issued to clients of Gutzwiller & Partner, AG ("Gutzwiller"), now known as Rabo Investmet Management Ltd. (the "Manager") are outstanding in an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

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

Note 4 - Related Party Transactions

In August 2001, the Company entered into a factoring agreement with Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both members of the Company's Board of Directors. The agreement is intended to replace the Company's prior agreement with Reservoir Capital Corporation ("Reservoir"). The agreement, which was negotiated at arms length and approved by unanimous vote of the Company's Board of Directors, is on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. At February 28, 2002 outstanding advances due to Link2It Corporation totaled approximately $174,300. Interest expense on these advances was approximately $24,000 for the nine months ended February 28, 2002. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002.

Link2It Notes

At May 31, 2000 the Company had a membership interest in and certain notes receivable due from Link2It, LLC. The financial statements at May 31, 2000 included a valuation reserve of $175,000, which represented the total due under the notes receivable. During January 2001, Link2It LLC merged into Link2It Corporation and completed a round of equity financing. The $175,000 principal amount of the notes was repaid in full and recognized as "other income" on the accompanying statement of operations for the three months and nine months ended February 28, 2001. GKI also retained approximately 5.7% of Link2It Corporation's currently outstanding common stock, which it accounts for on the cost method.

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

GENERAL KINETICS INCORPORATED


Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


Three Months Ended February 28, 2002 Compared to Three Months Ended
-------------------------------------------------------------------
February 28, 2001
-----------------

     Net sales for the three months ended February 28, 2002 were approximately $2.05 million compared to net sales of approximately $1.53 million for the quarter ended February 28, 2001. The increase in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services.

     The gross margin percentage decreased from 18.9% for the quarter ended February 28, 2001 to 2.6% for the quarter ended February 28, 2002. The primary reason for the decrease in gross profit margins was changes in the mix of jobs produced in the quarter ended February 28, 2002 as compared to the job mix in the quarter ended February 28, 2001. The mix of jobs produced in the quarter ended February 28, 2002 required more machine shop hours than were used in the prior year, and a larger amount of the machine shop work was outsourced to subcontractors during the current period. In order to increase machine shop capacity and reduce the amount of outsourcing for machined parts, the Company has entered into a lease purchase agreement for a new vertical machining center that was put into service in December 2001.

     Sales, General & Administrative costs were approximately $340,200 in the third quarter of fiscal 2002 as compared to approximately $306,900 in the corresponding quarter of the prior fiscal year. The change was principally due to interest income of approximately $46,000 related to the Link2It notes recorded in the third quarter of the prior fiscal year.

     The Company recognized $265,100 in manufacturing start-up costs related to a large blanket contract with a U.S. Navy prime contractor in the accompanying financial statements. The contract is an "IDIQ" (indefinite delivery, indefinite quantity) contract with an estimated total value of $6.8 million. The enclosures being delivered under this contract were designed by the customer, and required the Company to implement a significantly different production process than is used for its traditional line of enclosures. Specifically, most of the components must be machined on CNC machining centers, and there is less use of extrusions, welding, and fabricated parts. The Company incurred significant costs in planning and implementing this new production process. In accordance with generally accepted accounting principles, the Company has expensed these startup costs rather than amortizing them over the life of the contract.

     During the quarter ended February 28, 2001, the Company incurred $5,000 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product; there were no comparable costs in the quarter ended February 28, 2002.

     For the three months ended February 28, 2002, the Company had an operating loss of $552,600 compared to an operating loss of $23,700 for the comparable quarter of the prior fiscal year. The decrease was due primarily to the manufacturing start-up costs and the decrease in gross profit margins described above.

     During the quarter ended February 28, 2001, the Company recorded $175,000 in "other income" related to the payment of Notes receivable due from Link2It that had been fully reserved in the prior fiscal year (see Note 4 above).

     Interest expense was $60,000 in the third quarter of fiscal 2002 compared to $55,200 in the third quarter of fiscal 2001. The increase was due to increased factoring of accounts receivable in the quarter ended February 28, 2002 as compared to the quarter ended February 28, 2001.

   The Company's estimated effective tax rate for fiscal 2002 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Nine months Ended February 28, 2002, Compared to Nine months Ended February 28,
------------------------------------------------------------------------------
2001
----

     Net sales for the nine months ended February 28, 2002 were approximately $6.7 million, as compared to net sales of approximately $6.2 million for the nine months ended February 28, 2001.

     The gross margin percentage decreased from 19.8% for the nine months ended February 28, 2001 to 14.5% for the nine months ended February 28, 2002. The primary reasons for the decrease in gross profit margins was changes in the mix of jobs produced in the nine-months ended February 28, 2002 as compared to the job mix in the nine-months ended February 28, 2001. The mix of jobs produced in the nine-months ended February 28, 2002 required more machine shop hours than were used in the same period of the prior year, and a larger amount of the machine shop work was outsourced to subcontractors during the current period. In order to increase machine shop capacity and reduce the amount of outsourcing for machined parts, the Company has entered into a lease purchase agreement for a new vertical machining center that was put into service in December 2001.

     Sales, General & Administrative costs were approximately $1,120,100 in the first nine months of fiscal 2002 as compared to approximately $1,151,600 in the first nine months of the prior fiscal year. The change was principally due to a reduction in corporate facility costs due to the Company moving its corporate headquarters to Manassas, Virginia in March 2001. During the nine months ended February 28, 2001, the Company incurred $42,800 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product; there were no comparable costs in the nine months ended February 28, 2002.

     The Company recognized $265,100 in manufacturing start-up costs related to a large blanket contract with a U.S. Navy prime contractor in the accompanying financial statements. The contract is an "IDIQ" (indefinite delivery, indefinite quantity) contract with an estimated total value of $6.8 million. The enclosures being delivered under this contract were designed by the customer, and required the Company to implement a significantly different production process than is used for its traditional line of enclosures. Specifically, most of the components must be machined on CNC machining centers, and there is less use of extrusions, welding, and fabricated parts. The Company incurred significant costs in planning and implementing this new production process. In accordance with generally accepted accounting principles, the Company has expensed these startup costs rather than amortizing them over the life of the contract.

     During the nine months ended February 28, 2001, the Company incurred $42,800 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product; there were no comparable costs in the nine months ended February 28, 2002.

     For the nine months ended February 28, 2002, the Company had an operating loss of $408,700 compared to operating income of $41,900 for the comparable nine months of the prior fiscal year. The decrease was due primarily to the manufacturing start-up costs and the decrease in gross profit margins described above.

     During the nine months ended February 28, 2001, the Company recorded $175,000 in "other income" related to the payment of Notes receivable due from Link2It that had been fully reserved in the prior fiscal year (see Note 4 above).

     Interest expense was $176,700 in the first nine months of fiscal 2002 compared to $165,400 in the first nine months of fiscal 2001. The increase was due to increased factoring of accounts receivable in the nine months ended February 28, 2002 as compared to the nine months ended February 28, 2001.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable financing to finance its operations. During the first nine months of fiscal 2002, the Company showed a net loss of approximately $585,400. During fiscal 2001, the net loss totaled $129,800. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its level of shipments, and begin to operate profitably during the remainder of fiscal 2002.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2003.

As of February 28, 2002, the Company had cash of $418,000. The Company has faced production issues that have contributed to losses from operations in the prior fiscal year and in the first three quarters of the current fiscal year. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision and by regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained operating losses in the first nine months of fiscal 2002, and in fiscal 2001 and 2000, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In recent years, the Company had been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2002 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At February 28, 2002 outstanding advances due to Link2It Corporation totaled approximately $174,300.

The Company had significant amounts payable to trade creditors at February 28, 2002. Current maturities of long-term debt amount to $93,600 in fiscal 2002.

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


Analysis of Cash Flows

Operating activities used $45,200 in cash in the first nine months of fiscal 2002. This reflects a net loss of $585,400 offset by $146,800 in non-cash expenses, and $393,400 in cash to fund changes in working capital items. The cash used to fund changes in working capital items includes a decrease in inventories of $365,100 and a decrease in accounts receivable of $234,700, partially offset by an decrease in accounts payable of $191,900. The decrease in inventories was primarily due to the reevaluation of interim inventory estimates and the resulting charge of $265,100 to manufacturing start-up costs discussed above.

Investing activities used $39,600 in the first three quarters of fiscal 2002. These activities consisted of acquired property, plant and equipment.

Financing activities provided $114,500 in the first three quarters of fiscal 2002. These activities consisted of factoring accounts receivable netting to $174,300, partially offset by the repayment of certain long-term debt.

Management believes that inflation did not have a material effect on the operations of the Company during the first quarter of fiscal 2002.

Contractual Obligations and Commercial Commitments

The Company's commitments through February 28, 2006 are comprised of the following at February 28, 2002 (in thousands):

                                             Through February 28,
                              -------------------------------------
                              2003       2004       2005       2006       Total
                              ----       ----       ----       ----       -----

Convertible debentures        $115       $ 90     $9,125       $  -       $9,330
Real estate mortgage           115        115        115        115          460
Capitalized leases              26         26         26         26          104
Operating leases                31         10          8          8           57

Total                         $287       $241     $9,274       $149       $9,951
                              ==================================================


Critical Accounting Policies

The Company's significant accounting policies are more fully described in the audited financial statements for the fiscal years ended May 31, 2001 and 2000 set forth in the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2001. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Work in process inventory represents actual production costs, including manufacturing overhead incurred to dated, reduced by amounts identified with revenue recognized on units delivered. The costs attributable to units delivered are based on the estimated average costs of all units expected to be produced under multiunit orders. Work in process is reduced by charging any amounts in excess of estimated net realizable value to cost of sales as soon as they become known. Interim inventories are determined by application of estimated gross profit margins to sales.

The Company provides an allowance for uncollectible receivables based on experience and individual review of any past due accounts. Although it is reasonably possible that that management's estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or the result of operations. At February 28, 2002, the Company had an allowance for doubtful accounts of $57,900.

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


                          GENERAL KINETICS INCORPORATED


Date: April 15, 2002                         /s/ Larry M.  Heimendinger
      ----------------------                 -------------------------------
                                             Chairman of the Board
                                             (Principal Executive Officer)

Date: April  15, 2002                        /s/ Sandy B. Sewitch
      ----------------------                 --------------------------------
                                             Chief Financial Officer
                                             (Principal Accounting Officer and
                                             Principal Financial Officer)