Form 10-K
period 2002-05-31
GENERAL KINETICS INC
filed 2002-08-29
CIK 40675

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002                Commission File No. 0-1738

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

Aggregate market value of the voting stock held by non-affiliates     $ 261,437*
of the Registrant as of August 14, 2002

(* Executive officers, directors, and Registrant's ESOP were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
$.25 par value, as of August 14, 2002, was                            6,718,925

                       Documents Incorporated by Reference

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 2002 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Annual Report on Form 10-K, including without limitation, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, certain risks and uncertainties may include, but are not limited to, the risk that the Company may not be able to maintain its present financing facility, or obtain additional financing if necessary; the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis; the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. Forward looking statements included in this annual report are based on information known to GKI as of the date of this annual report and GKI accepts no obligation (and expressly disclaims any obligations) to update these forward looking statements and does not intend to do so. Certain of these risks and uncertainties are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this report.

                                     PART I

ITEM 1 - BUSINESS

(a)  General Development of Business

General Kinetics Incorporated (the "Company" or "GKI"), through its Electronic Enclosure Division (the "EED"), designs and manufactures high-quality precision enclosures for electronic systems, principally for sale to the U.S. Department of Defense and the U.S. Navy.

The Company was founded as a Virginia corporation in 1954 and its common stock became publicly traded in November 1961.

Beginning in December 1992, and ending in August 1994, the Company's operations were financed to a significant extent by debt and equity investments made by clients of Gutzwiller & Partner, A.G.("Gutzwiller"), a corporation formed under the laws of Switzerland, now known as Rabo Investment Management Ltd. (the "Manager"). At May 31, 2002 convertible debentures initially issued to clients of Gutzwiller are outstanding in an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

In a filing with the SEC dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including 585,000 which were purchased by the manager to which the Manager is the economic beneficial owner of and holds sole voting and dispositive power, and $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof to which the Manager holds voting and dispositive power. That SEC filing also indicated that the Manager may be deemed to be the beneficial owner of an aggregate of 1,715,000 outstanding shares of the Company's common stock, including 242,700 shares purchased by the Manager to which the Manager is the economic beneficial owner of and holds sole voting and dispositive power and 1,472,300 shares held in client accounts.

As of December 5, 1996, GKI completed the sale of its Secure Communications Division ("SCD") to Cryptek Secure Communications, LLC ("Cryptek"), a Delaware limited liability company, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. As of May 30, 1997, the Company sold the stock in its then wholly owned Food Technology Corporation ("FTC") subsidiary to the former vice president and general manager of FTC.

(b)   Financial Information About Industry Segments

Due to the sales of SCD and FTC during fiscal 1997, the Company is currently operating in a single industry segment.

(c)   Narrative Description of Business

Electronic Enclosure Business

General

The Electronic Enclosure Division designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The EED is a manufacturing and engineering services group which produces build-to-print as well as custom engineered products. The EED has manufactured electronics-ready enclosures and mounting systems for over 40 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect sensitive electronic communication and detection equipment from shock and vibration. The principal customer for these products is the U.S. Navy which, directly or indirectly through its prime contractors, accounted for 94%, 91%, and 83% of the Company's revenues in fiscal 2002, 2001 and 2000, respectively. The EED sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Lockheed Martin, SAIC, Northrop Grumman, and DRS Laurel Technologies.

Strategy

The Company's long-term goals for the EED are to increase market penetration with the Department of Defense, and to expand into the non-government marketplace by targeting build-to-print or engineering design opportunities for enclosures and related products. The Company entered the commercial enclosure marketplace in fiscal 2000. The current strategy for these products is to concentrate on selling high-end precision enclosures through a small network of U.S. sales representatives. The Company does not expect the non-government marketplace to provide a significant portion of the Company's sales during fiscal 2003. Management intends to use its current sales force and build on its reputation for quality to expand sales to the U.S. Navy and other agencies within the government.

The Company plans to finance its strategy for Fiscal 2003 through cash on hand as of May 31, 2002, careful management of operating expenses, factoring accounts receivable to alleviate short-term cash requirements, and cash flow generated through operations. The Company may also look for additional sources of financing to provide a cushion to handle variances in cash requirements if sales and shipment levels fluctuate throughout the fiscal year.

Products

The EED's principal products are enclosures, such as racks, cabinets, consoles, and mounting platforms for sophisticated electronic systems generally made in accordance with specific client requirements. The EED has developed a series of consoles and enclosures to offer as commercial-off-the-shelf ("COTS") products to be sold to prime contractors for contracts in the defense community that require this type of enclosure. These consoles and enclosures provide an environment that makes it possible to use commercial electronics while meeting the need for combat ready systems.

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

Customers

During fiscal years 2002, 2001, and 2000, the Company sold 94%, 91%, and 83%, respectively, of its products to the U.S. Government, principally to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the EED, unless offset by greater market penetration or new sales to other government and commercial customers. In addition, the Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.

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

The EED's contract backlog as of May 31, 2002 and May 31, 2001 was approximately $1.9 million and $4.3 million, respectively. All of the $1.9 million backlog at May 31, 2002 is expected to be shipped during fiscal 2003. The Company does not believe that seasonal fluctuations play a significant role in the backlog for its business.

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

Research and Development

The Company expects research and development activities to total less than $50,000 during fiscal 2003. No material research and development expenses were incurred in fiscal 2002, 2001 or 2000.

The U.S. Government Procurement Process

The majority of the Company's fiscal 2002 revenue was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Navy. Revenue from these sales represented approximately 94% of the Company's total revenue in fiscal 2002. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company estimates that substantially all of the Company's fiscal 2002 revenue was derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

There were no terminations for convenience in fiscal 2002, 2001, or 2000. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default of any contract awarded to the Company.

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

The Company's sales to the U.S. Government are subject to numerous other factors beyond the Company's control that generally apply to other U.S. Government contractors, including fluctuations and delays resulting from the appropriations process, the outcome of competition for contracts, and reductions in levels of military and other agencies' spending.

Employees and Labor Agreements

As of May 31, 2002, the Company had 92 employees, all located in the United States. Of the 92 employees, 26 were salaried and 66 were paid by the hour. At that date, on a Company-wide basis, there were 5 employees in engineering, 1 employee in sales and marketing, 72 employees in manufacturing and assembly operations, and 14 employees in an executive capacity or in finance and administration. Fifty-eight of the Company's employees were represented by the International Brotherhood of Electrical Workers Union in Johnstown, Pennsylvania. The Company and the Union are working under a five-year collective bargaining agreement that will expire on May 31, 2004. The Company considers its employee relations to be good.

Environmental Matters

The EED uses limited amounts of hazardous materials in its production process, primarily in the treatment of metal components. All such materials are disposed of by independent certified carriers. The Company believes it operates its facilities in compliance, in all material respects, with all existing federal, state and local environmental regulations.

Pursuant to the requirements of applicable federal, state, and local statutes and regulations, the Company believes it has received all of the environmental permits and approvals necessary for the operations of its facilities.

Secure Communications Division

In December 1996, GKI completed the sale of SCD to Cryptek, the majority of whose equity interests are owned by affiliates of Angelo Gordon & Co., L.P. The SCD had been in the business of manufacturing and selling secure facsimile machines and secure local area network products for customers handling classified information. The division incurred significant operating losses during fiscal 1997 and in each of the prior three fiscal years. Management believed that the resources likely to be involved in returning the division to profitability could more effectively be generated and utilized in connection with the development of the EED and other activities. In addition, the $1.75 million in cash proceeds received from the sale of the division at closing provided the Company with operating capital for its continuing business.

In December 1998, the Company entered into a settlement agreement with Cryptek, resolving differences arising out of its purchase of GKI's former secure communications business. Pursuant to such settlement, Cryptek made an immediate principal payment of $25,000 on its outstanding promissory note to the Company and agreed to forego sublease rent owed by the Company through November 1998. The remaining principal amount of the Cryptek promissory note was reduced to $550,000 and the payment schedule for such note was revised and extended through 2002. In addition, the face value of the preferred membership interest in Cryptek held by the Company was reset at $900,000, and the requirement for redemption of such interest by Cryptek was extended through December 2002.

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

At November 30, 1999, the $150,000 reduction in the face amount of the note was offset against an existing valuation reserve related to the Cryptek promissory note. In December 1999, Cryptek exercised its option and paid the Company $478,800, representing a discount of $10,000 in consideration of a closing in December 1999 rather than at the end of the six-month option period in April 2000. The $478,800 was first applied to settle the note receivable with a carrying value of $200,000, and the excess of $278,800 is recorded in fiscal year 2000 financial statements as a non-recurring gain in non-operating income. This gain was recognized because GKI did not attribute any value to the preferred interest in Cryptek for financial reporting purposes due to uncertainty over valuation at the time of the original sale transaction.

(d)  Foreign and Domestic Operations and Export Sales

The EED has not had significant foreign operations or export sales.

ITEM 2 - PROPERTIES

The Company maintains its executive offices in a leased facility in Northern Virginia that is approximately 1,850 square feet.

The Company's manufacturing facilities are presently located in a building owned by the Company, a 56,000 square foot industrial manufacturing plant in Johnstown, Pennsylvania that is owned by the Company. A small portion of the Johnstown facility is leased to unrelated third parties. The Johnstown facility is subject to a mortgage held by a local banking institution. The real estate mortgage agreement contains a subjective covenant that could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

The Company believes that its present facilities are adequate to meet its current production requirements.

ITEM 3 - LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings, to which the Company is a party or of which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                     PART II

ITEM 5 - MARKET FOR GKI COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's Common Stock, $.25 par value per share, is quoted in the Over the Counter ("OTC") Bulletin Board service, under the symbol "GKIN". The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

Quarter Ended                                            High     Low

May 31, 2002                                             .055     .045
February 28, 2002                                        .06      .045
November 30, 2001                                        .07      .04
August 31, 2001                                          .08      .05


May 31, 2001                                             .08      .05

February 28, 2001                                        .08      .04
November 30, 2000                                        .09      .05
August 31, 2000                                          .28      .07

The number of holders of record of the Company's Common Stock, $.25 par value, as of August 14, 2002, was 1,004.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following sets forth certain selected financial data for each of the years in the five-year period ended May 31, 2002. The statement of operations data for the fiscal years ended May 31, 2002, 2001, 2000 and the balance sheet data at May 31, 2002 and 2001 are derived from and are qualified by reference to the financial statements of the Company audited by BDO Seidman, LLP, the Company's independent certified public accountants, included elsewhere, herein. The statement of operations data for the fiscal years ended May 31, 1999 and 1998 and the balance sheet data at May 31, 2000, 1999 and 1998 are derived from financial statements of the Company also audited by BDO Seidman, LLP, but not included herein. The financial data should be read in conjunction with, and are qualified by reference to, the financial statements and related notes and other financial information and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                             Years ended May 31
                                    1998     1999     2000     2001      2002
                                    ----     ----     ----     ----      ----
                                      (in thousands, except per share data)
--------------------------------------------------------------------------------

Statement of Operations Data:

--------------------------------------------------------------------------------
Net Sales                          $6,739   $7,490   $8,833   $8,259    $8,870
Cost of sales                       5,013    6,429    7,828    6,736     7,691
                                   ------   ------   ------   ------    ------
Gross profit                        1,726    1,061    1,005    1,523     1,179
Selling, general,
 and administrative
 expenses                           1,153    1,723    1,514    1,565     1,559
Product R&D, and
 improvement                            0        0        0       43         0
Manufacturing
 Start-Up Costs                         0        0        0        0       265
Provision for Note
 Receivable                           442       13        0        0         0
                                   ------   ------   ------   ------    ------
Operating income
 (loss)                               131     (675)    (509)     (85)     (645)
Gain on sale of
  building                            192        0        0        0        0
Gain on Note Settlement                 0        0      279        0         0
Other Income                            0        0        0      175        37
Interest expense, net                (250)    (241)    (299)    (220)     (227)
                                   ------   ------   ------   -------   ------
Income (loss) before
 extraordinary item                    73     (916)    (529)    (130)     (835)
Extraordinary gain from
 debt extinguishment                  187       67        0        0         0
                                   -------  ------   ------   ------     -----
Income (loss)
 before income taxes                  260     (849)    (529)    (130)     (835)

Provision for
 income taxes                           6        0        0        0         0
                                   ------   ------   ------   ------    ------

Net Income (Loss)                  $  254   $ (849)  $ (529)  $ (130)   $ (835)
                                   ======   ======   ======   ======    ======

Basic Earnings Per Share:
Income (loss) before
 extraordinary item                   .01    (.136)   (.079)   (.019)    (.124)
Income from extra-
  ordinary item                       .03     .010     .000     .000      .000
Basic Earnings(loss)
 Per share                            .04    (.126)   (.079)   (.019)    (.124)
Weighted average common
 shares outstanding                 6,719    6,719    6,719    6,719     6,719

Diluted Earnings Per Share:
 Income (loss) before
  extraordinary item            .005     (.136)    (.079)     (.019)     (.124)
 Income from extra-
  ordinary item                 .008      .010      .000       .000       .000

Diluted Earnings(loss)
 Per share                      .013     (.126)    (.079)     (.019)     (.124)
Weighted average common
 shares and dilutive
 equivalents
 outstanding                  24,909     6,719     6,719      6,719      6,719

Cash dividends
 per common share                  0         0         0          0          0



Balance Sheet and Other Data:

                                                  May 31,

                               1998      1999      2000       2001       2002
                               ----      ----      ----       ----       ----
                                              (in thousands)

Working capital              $ 2,492    $1,570   $ 1,381    $ 1,351    $   606
Cash                           1,923       307       958        388        185
Total assets                   4,770     4,685     4,130      4,009      2,918
Net property, plant
  & equipment                  1,015     1,016       925        802        800
Capital
  expenditures                   288       174        93         34         46
Long-term
  liabilities                  9,646     9,580     9,570      9,551      9,597
Total Stockholders'
  Deficit                     (5,788)   (6,638)   (7,166)    (7,296)    (8,132)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company's statements of operations for fiscal years 2000, 2001 and 2002 (each ended May 31), as a percentage of revenue.

                               Percent of Revenue
                               ------------------

                                                   2000      2001       2002
                                                   ----      ----       ----

Net sales                                          100.0%    100.0%    100.0%
                                                  -------   -------   -------
 Gross profit                                       11.4%     18.4%     13.3%
 Operating expenses                                (17.1%)   (19.4%)   (20.6%)
                                                  -------   -------   -------
Operating loss                                      (5.7%)    (1.0%)    (7.3%)
Interest expense                                    (3.4%)    (2.7%)    (2.5%)

Gain on settlement of Cryptek Note                   3.2%      0.0%      0.0%
Other Income                                         0.0%      2.1%      0.4%
                                                  -------   -------   -------
 Net loss                                           (5.9%)    (1.6%)    (9.4%)
                                                  =======   =======   =======

Fiscal Year 2002 Compared to Fiscal Year 2001

Net sales for fiscal 2002 were approximately $8.9 million as compared with $8.3 million for fiscal 2001, representing an increase of 7.4%. The increase was due primarily to sales totaling $3.5 million under a large contract with a prime contractor to the U.S. Navy in fiscal 2002 as compared to sales of $1.3 million in fiscal 2001 for the same Navy program.

The principal customer for the Company's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 94% of the Company's revenues in fiscal year 2002. The Company's sales to the United States Government and its prime contractors represented approximately 91% and 83% of total net sales during the Company's fiscal years ended May 31, 2001 and May 31, 2000, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future. The

Company's contracts with the United States Government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in United States Government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in United States Government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States Government defense spending in general will not have an adverse effect on sales of the Company's products in the future.

Gross profit for fiscal 2002 was approximately $1.2 million compared with approximately $1.5 million for fiscal 2001. Gross profit as a percentage of sales decreased from 18.4% in fiscal 2001 to 13.3% in fiscal 2002. The primary reasons for the decrease in gross profit margins were changes in the mix of jobs produced in the year ended May 31, 2002 as compared to the job mix in the year ended May 31, 2001. The mix of jobs produced in the year ended May 31, 2002 required more machine shop hours than the prior year, and a larger amount of the machine shop work was outsourced to subcontractors, at a higher cost per hour, during the current period. In order to increase machine shop capacity and reduce the amount of outsourcing for machined parts, the Company entered into a lease purchase agreement for a new vertical machining center that was put into service in December 2001.

Operating expenses for fiscal 2002 were approximately $1.8 million compared with $1.6 million for fiscal 2001. The increase in fiscal 2002 was principally due to the Company recognizing $265,100 in start-up costs related to a large blanket contract with a U.S. Navy prime contractor. The Company incurred significant costs in planning, implementing, and training employees for the new production process related to this contract. In accordance with generally accepted accounting principles, the Company has expensed these start-up costs. During the fiscal year ended May 31, 2001, the Company incurred $42,800 in Product Research, Development & Improvement costs related to the initial development work on a new enclosure product. No such costs were incurred in fiscal 2002.

During fiscal 2002, the Company recorded $37,400 in "other income" related to stock issued to the Company in December 2001 by Prudential Financial upon its conversion from a mutual company to a stock company. During the fiscal year ended May 31 2001, the Company recorded $175,000 in "other income" related to the collection of notes receivable due from Link2It, LLC that had been fully reserved in the prior fiscal year (see Note 4 to the financial statements).

Interest Expense

Interest expense increased slightly to approximately $227,800 in fiscal 2002 as compared to approximately $219,700 in fiscal 2001. This increase occurred principally because interest expense from factoring accounts receivable was $29,500 in fiscal 2002 as compared to $9,300 in fiscal 2001.

The overall net loss was $835,400 for fiscal 2002 as compared to a net loss of $129,800 in fiscal 2001. The increased loss was primarily due to the decrease in gross profits and the manufacturing start-up costs discussed above.

Income Taxes

The Company had no income tax provision in fiscal 2002 or fiscal 2001 due to the net losses. Under Statement of Accounting Standards No. 109 (FAS 109), deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which have a lower effective tax rate than the statutory rate of 34%.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net sales for fiscal 2001 were approximately $8.3 million as compared with $8.8 million for fiscal 2000, representing a decrease of 6.5%. The decrease in sales was due primarily to normal fluctuations in the timing of appropriations for government spending.

The principal customer for the EED's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 91% of the EED's revenues in fiscal year 2001. The Company's sales to the United States government and its prime contractors represented approximately

83% and 92% of total net sales during the Company's fiscal years ended May 31, 2000 and May 31, 1999, respectively.

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

During the fiscal year ended May 31 2001, the Company recorded $175,000 in "other income" related to the collection of notes receivable due from Link2It, LLC that had been fully reserved in the prior fiscal year.

During fiscal 2000 the Company recorded a non-recurring gain of $278,800 on the settlement of the Cryptek note and preferred interest.

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

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable financing to finance its operations. During fiscal years 2002 and 2001, the Company showed a net loss of approximately $835,400 and $129,800, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2003.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2003.

As of May 31, 2002, the Company had cash and marketable securities totaling $222,500. The Company has faced production issues that have contributed to losses from operations in the last two fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained operating losses in fiscal 2002, 2001 and 2000, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In recent years, the Company had been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2003 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At May 31, 2002 there were no outstanding advances due to Link2It Corporation. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It Corporation. The Company believes that a facility similar to that previously provided by Reservoir should be available from commercial factors, however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

The Company had significant amounts payable to trade creditors at May 31, 2002. Current maturities of long-term debt amount to $108,500 in fiscal 2003.

The Company has outstanding debentures originally issued to clients of Gutzwiller, now known as Rabo Investment Management Ltd. (the "Manager") totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of 50 cents per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including 585,000 which were purchased by the manager to which the Manager is the economic beneficial owner of and holds sole voting and dispositive power, and $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof to which the Manager holds voting and dispositive power.

Analysis of Cash Flows

Operating activities used $71,400 in cash in fiscal 2002. This reflects a net loss of $835,400 offset by $217,500 in net non-cash income and expenses, and $546,500 in cash to fund changes in working capital items. The cash used to fund changes in working capital items includes a decrease in inventories of $562,300 and a decrease in accounts receivable of $381,300, partially offset by an decrease in accounts payable of $338,200. The decrease in inventories was primarily due to the decrease in backlog at May 31, 2002 as compared to May 31, 2001.

Investing activities used $45,600 in fiscal 2002. These activities consisted of acquiring property, plant and equipment.

Financing activities used $86,200 in fiscal 2002. These activities consisted of the repayment of certain long-term debt, and factoring accounts receivable netting to $0.

Contractual Obligations and Commercial Commitments

The Company's commitments through May 31, 2006 are comprised of the following at May 31, 2002 (in thousands):

                                            Through May 31,
                         ----------------------------------------------------
                         2003    2004       2005        2006    2007+   Total
                         ----    ----       ----        ----    -----   -----

Convertible debentures   $  0    $  0     $8,995        $  0   $   0  $ 8,995
Other notes payable         0       0         40           0       0       40
Real estate mortgage       90      96        101         108      56      451
Capital leases             26      26         26          26      15      119
Operating leases           22       2          2           2       1       29

Total                    $138    $124     $9,164        $136      72   $9,634
                         ====================================================

Inflation

The Company believes the effects of inflation currently do not have a material impact on its operations, financial position, or cash flows.

Critical Accounting Policies

The Company's significant accounting policies are more fully described in the notes to the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Work in process inventory represents actual production costs, including manufacturing overhead incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributable to units delivered are based on the estimated average costs of all units expected to be produced under multi-unit orders. Estimated costs to complete are based on historical experience and knowledge of building similar products. On an on-going basis, the Company evaluates the estimates of total costs to complete a multi-unit order. Work in process is reduced by charging any amounts in excess of estimated net realizable value to cost of sales as soon as they become known. Interim inventories are determined by application of estimated gross profit margins to sales.

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that that management's estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or its results of operations. At May 31, 2002, the Company had an allowance for doubtful accounts of $70,900.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142. Also, the Company would have to test any remaining goodwill for possible impairments within six months of adoption of SFAS 142, and periodically thereafter, based on new valuation criteria set forth in SFAS 142. Further, SFAS 142 has new criteria for purchase price allocation. SFAS 142 becomes effective June 1, 2002.

The Company believes that the adoption of these pronouncements will not have a material impact of its financial position or results of operations.

In August 2001, the FASB approved Statement on Financial Accounting Standards No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived assets to be disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS No. 121. SFAS No. 144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation for groups of assets and liabilities. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company plans to adopt SFAS No. 144 in the first quarter of fiscal year 2003 and believes it will not have a material impact of its financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement changes certain accounting related to the extinguishment of debt, and eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 14 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement is effective after May 15, 2002 and early application is encouraged as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement is issued. The adoption of the statement is not expected to have an impact on the Company's present financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

Market Risk - The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks - The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At May 31, 2002, the Company had total debt of $9.39 million, of which $0.40 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on the Company's debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an impact on the Company's financial results.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors And Stockholders
General Kinetics Incorporated
Chantilly, Virginia

We have audited the accompanying balance sheets of General Kinetics Incorporated as of May 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated as of May 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring operating losses in fiscal 2002, 2001, and 2000. In addition, the Company has significant short-term cash commitments and funding is limited to cash flow from operations and loans collateralized by certain accounts receivable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                           /s/ BDO Seidman, LLP
                                                           BDO Seidman, LLP
Washington, DC
August 2, 2002

                         General Kinetics Incorporated
                                 Balance Sheets

                                                                       May 31,         May 31,
                                                                        2002            2001
                                                                        ----            ----
                                         Assets
                                         ------
Current Assets:
     Cash and cash equivalents                                      $    185,100    $    388,300
     Marketable securities - trading                                      37,400               -
     Accounts receivable, net of allowance of $70,900 and $72,700        872,100       1,251,600
     Inventories                                                         906,300       1,452,300
     Prepaid expenses and other                                           56,800          13,100
                                                                    ------------    ------------
     Total Current Assets                                              2,057,700       3,105,300
                                                                    ------------    ------------

Property, Plant and Equipment                                          2,925,100       2,786,100
Less:  Accumulated Depreciation and Amortization                      (2,124,700)     (1,984,400)
                                                                    ------------    ------------
                                                                         800,400         801,700

Patent                                                                         -          38,000
Other Assets                                                              59,400          64,400
                                                                    ------------    ------------

     Total Assets                                                   $  2,917,500    $  4,009,400
                                                                    ============    ============

                           Liablilities and Stockholders' Deficit
                           --------------------------------------

Current Liabilities:
     Current maturities of long-term debt                           $     90,000    $     75,100
     Current maturities of capital lease                                  18,500
     Accounts payable, trade                                             765,900       1,104,100
     Accrued expenses and other payables                                 577,500         575,000
                                                                    ------------    ------------
     Total Current Liabilities                                         1,451,900       1,754,200
                                                                    ------------    ------------

Long-Term debt - less current maturities (including
     $8,855,800 and $8,793,900 of convertible debentures)              9,256,700       9,288,300
     Captial lease - less current maturities                              82,000               -
     Other long-term liabilities                                         258,400         263,000
                                                                    ------------    ------------
     Total Long-Term Liabilities                                       9,597,100       9,551,300
                                                                    ------------    ------------

     Total Liabilities                                                11,049,000      11,305,500
                                                                    ------------    ------------

Commitments and Contingencies

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000 shares authorized       1,811,500       1,811,500
         7,245,557 shares issued, 6,718,925 shares outstanding
     Additional Contributed Capital                                    7,239,400       7,239,400
     Accumulated Deficit                                             (16,732,200)    (15,896,800)
                                                                    ------------    ------------
                                                                      (7,681,300)     (6,845,900)
     Less:
               Treasury Stock, at cost (526,632 shares)                 (450,200)       (450,200)
                                                                    ------------    ------------
     Total Stockholders' Deficit                                      (8,131,500)     (7,296,100)

                                                                    ------------    ------------
     Total Liabilities and Stockholders' Deficit                    $  2,917,500    $  4,009,400
                                                                    ============    ============

The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                            Statements of Operations
                   For the Years Ended May 31, 2002, and 2000

                                                  2002           2001           2000
                                                  ----           ----           ----
Net Sales                                     $ 8,870,000    $ 8,258,500    $ 8,833,000
Cost of Sales                                   7,691,100      6,735,800      7,827,500
                                              -----------    -----------    -----------
Gross Profit                                    1,178,900      1,522,700      1,005,500
                                              -----------    -----------    -----------

Selling, General & Administrative               1,558,800      1,565,000      1,514,200
Product Research, Development & Improvement             -         42,800              -
Manufacturing Start-Up Costs                      265,100              -              -
                                              -----------    -----------    -----------
Total Operating Expenses                        1,823,900      1,607,800      1,514,200
                                              -----------    -----------    -----------
Operating Loss                                   (645,000)       (85,100)      (508,700)

Gain on settlement of Cryptek note                      -              -        278,800

Other Income                                       37,400        175,000              -

Interest Expense                                 (227,800)      (219,700)      (298,900)
                                              -----------    -----------    -----------
Net Loss                                      $  (835,400)   $  (129,800)   $  (528,800)
                                              ===========    ===========    ===========


 Basic and diluted loss per share                 ($0.124)       ($0.019)       ($0.079)
                                                   ------         ------         ------
 Weighted Average Number of Common Shares
   Outstanding                                  6,718,925      6,718,925      6,718,925

The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                      Statements of Stockholders' Deficit
                For the Years Ended May 31, 2002, 2001, and 2000

                                                  Additional                                        Total
                          Common Stock            Contributed     Accumulated      Treasury      Stockholders'
                     Shares          Amount         Capital         Deficit         Stock           Equity
                     ------          ------         -------         -------         -----           ------
Balance 5/31/99      7,245,557    $  1,811,500    $  7,239,400   $(15,238,200)   $   (450,200)   $ (6,637,500)

Net Loss                                                             (528,800)                       (528,800)

                  ------------    ------------    ------------   ------------    ------------    ------------
Balance 5/31/00      7,245,557       1,811,500       7,239,400    (15,767,000)       (450,200)     (7,166,300)

Net Loss                                                             (129,800)                       (129,800)

                  ------------    ------------    ------------   ------------    ------------    ------------
Balance 5/31/01      7,245,557       1,811,500       7,239,400    (15,896,800)       (450,200)     (7,296,100)

Net Loss                                                             (835,400)                       (835,400)

                  ------------    ------------    ------------   ------------    ------------    ------------
Balance 5/31/02      7,245,557    $  1,811,500    $  7,239,400   $(16,732,200)   $   (450,200)   $ (8,131,500)
                  ============    ============    ============   ============    ============    ============

The accompanying notes are an integral part of the financial statements.

                         General Kenetics Incorporated
                            Statements of Cash Flows
                For the years ended May 31, 2002, 2001, and 2000

                                                                          2002               2001               2000
                                                                          ----               ----               ----
Cash Flows From Operating Activities:
Net Loss                                                                $  (835,400)       $  (129,800)       $  (528,800)
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Depreciation and amortization                                           155,000            157,400            184,000
    Amortization of bond discount                                            61,900             61,900             61,900
    Write-off of patent                                                      38,000                  -                  -
    Gain from distribution of stock                                         (37,400)                 -                  -
    Bad debt recovery                                                             -           (175,000)                 -
    Provision for doubtful accounts                                          (1,800)            (2,300)          (196,500)
    Provision for inventory obsolescence                                    101,200             85,000             95,000
    Write-off of inventory                                                 (117,500)          (125,000)           (55,000)
  (Increase) Decrease in Assets:
    Accounts Receivable                                                     381,300           (118,700)           506,200
    Inventories                                                             562,300           (429,500)           262,800
    Prepaid Expenses                                                         (2,900)            23,100             23,100
    Other assets                                                            (35,800)            (4,700)           (71,000)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                                               (338,200)           230,400            (85,100)
    Accrued Expenses and other payables                                       2,500           (164,300)           100,500
    Other Long Term Liabilities                                              (4,600)            (6,000)            (6,400)
                                                                        -----------        -----------        -----------

        Net cash provided by (used) in Operating Activites                  (71,400)          (597,500)           290,700
                                                                        -----------        -----------        -----------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                              (45,600)           (34,200)           (93,000)
  Collection of notes recievable                                                  -            175,000            550,000
                                                                        -----------        -----------        -----------
        Net cash provided by (used) in Investing Activities                 (45,600)           140,800            457,000
                                                                        -----------        -----------        -----------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                                               1,305,700            132,700            600,000
  Repayments of Advances from Factor/
    Demand Notes Payable                                                 (1,305,700)          (176,800)          (634,900)
  Principal payments under capital lease                                     (7,600)
  Repayments on Long Term Debt                                              (78,600)           (69,000)           (62,100)
                                                                        -----------        -----------        -----------
        Net cash used in Financing Activities                               (86,200)          (113,100)           (97,000)
                                                                        -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                       (203,200)          (569,800)           650,700
Cash and Cash Equivalents: Beginning of Period                              388,300            958,100            307,400
                                                                        -----------        -----------        -----------
Cash and Cash Equivalents: End of Period                                $   185,100        $   388,300        $   958,100
                                                                        ===========        ===========        ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                            $   162,600        $   151,300        $   200,900
    Income Taxes                                                        $       800        $       800        $       800
  Non-cash investing and financing activities:
    Assets acquired under capital lease                                 $   108,100        $         -        $         -

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. FUTURE PROSPECTS AND RECENT OPERATIONS:

General Kinetics Incorporated (the "Company" or "GKI") has relied upon internally generated funds and accounts receivable financing to finance its operations. During fiscal years 2002 and 2001, the Company showed a net loss of approximately $835,400 and $129,800, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and begin to operate profitably during fiscal 2003.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its costs in order to recover from its liquidity problems and seek to operate profitably in fiscal 2003.

As of May 31, 2002, the Company had cash of $185,100. The Company has faced production issues that have contributed to losses from operations in the last two fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained operating losses in fiscal 2002, 2001 and 2000, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In recent years, the Company had been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2003 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It Corporation. The Company believes that a facility similar to that previously provided by Reservoir should be available from commercial factors, however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

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

Marketable Securities

Investments in equity securities with readily determinable fair values are reported at fair value, with gains and losses reported in the statement of operations.

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

Basic and Diluted Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures (see Note 9) and stock options (see Note 13). Basic and diluted earnings per share are the same in fiscal 2002, 2001, and 2000 because the impact of dilutive securities is anti-dilutive.

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that as of May 31, 2002, the estimates used in the financial statements are adequate based on the information currently available.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 changed the accounting for business combinations, requiring that all business combinations be accounted for using the purchase method and that intangible assets be recognized as assets apart from goodwill if they arise from contractual or other legal rights, or if they are separable or capable of being separated from the acquired entity and sold, transferred, licensed, rented or exchanged. SFAS 141 is effective for all business combinations initiated after June 30, 2001.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill" ("SFAS 142"). SFAS 142 establishes accounting standards for existing goodwill related to purchase business combinations. Under SFAS 142, the Company would discontinue the periodic amortization of goodwill effective with adoption of the SFAS 142. Also, the Company would have to test any remaining goodwill for possible impairments within six months of adoption of SFAS 142, and periodically thereafter, based on new valuation criteria set forth in SFAS 142. Further, SFAS 142 has new criteria for purchase price allocation. SFAS 142 becomes effective June 1, 2002.

The Company believes that the adoption of these pronouncements will not have a material impact of its financial position or results of operations.

In August 2001, the FASB approved Statement on Financial Accounting Standards No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived assets and for Long-Lived assets to be disposed Of" and the accounting and reporting provisions of the Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale and resolved significant implementation issues related to SFAS No. 121. SFAS No.

144 retains the requirements of SFAS No. 121 to recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. SFAS No. 144 excludes goodwill from its scope, describes a probability-weighted cash flow estimation approach, and establishes a "primary-asset" approach to determine the cash flow estimation for groups of assets and liabilities. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption encouraged. The Company plans to adopt SFAS No. 144 in the first quarter of fiscal year 2003 and believes it will not have a material impact of its financial position or results of operations.

In May 2002, the FASB issued SFAS No. 145 "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement changes certain accounting related to the extinguishment of debt, and eliminates inconsistencies between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS No. 14 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The statement is effective after May 15, 2002 and early application is encouraged as of the beginning of the fiscal year or as of the beginning of the interim period in which the statement is issued. The adoption of the statement is not expected to have an impact on the Company's present financial condition or results of operations.

In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides guidance on the timing of the recognition of costs associated with exit or disposal activities. The new guidance requires costs associated with exit or disposal activities be recognized when incurred. Previous guidance required recognition of costs at the date of commitment to an exit or disposal plan. The provisions of the statement are to be adopted prospectively after December 31, 2002. Although SFAS No. 146 may impact the accounting for costs related to exit or disposal activities the Company may enter into in the future, particularly the timing of the recognition of these costs, the adoption of the statement will not have an impact on the Company's present financial condition or results of operations.

3. SETTLEMENT OF CRYPTEK NOTE RECEIVABLE

In December 1998, the Company entered into a settlement agreement with Cryptek Secure Communications, LLC ("Cryptek"), resolving differences arising out of Cryptek's purchase of GKI's former secure communications business. Pursuant to such settlement, Cryptek made an immediate principal payment of $25,000 on its outstanding promissory note to the Company and agreed to forego sublease rent owed by the Company through November 1998. The remaining principal amount of the Cryptek promissory note was reduced to $550,000 and the payment schedule for such note was revised and extended through 2002. In addition, the face value of the preferred membership interest in Cryptek held by the Company was reset at $900,000, and the requirement for redemption of such interest by Cryptek was extended through December 2002.

In October 1999, the Company entered into an agreement that amended the settlement agreement the Company had reached with Cryptek in December 1998. The October 1999 agreement reduced the face amount of the promissory note payable to the Company by Cryptek from $550,000 to $400,000 in exchange for accelerating the payment schedule. The Company received $200,000 upon execution of the new agreement. In addition, the October 1999 agreement gave Cryptek the option to pay the remainder of the promissory note and redeem the preferred interest in Cryptek held by the Company (with a face amount of $900,000 and a requirement for mandatory redemption in December 2002) for an additional $488,750, if that option was exercised within six months after the execution of the October 1999 agreement.

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

4. - RELATED PARTY TRANSACTIONS

At May 31, 2000, the Company had a membership interest in Link2It, LLC, a company formed by Larry Heimendinger and Richard McConnell, both GKI board members. The financial statements at May 31, 2000 included a note receivable of $175,000 from Link2It. This note receivable was fully reserved due to the uncertainty of its ultimate collection.

During January 2001, Link2It LLC merged into Link2It Corporation and completed a sale of equity securities in a private transaction. The $175,000 principal amount of the notes was repaid in full and recognized as "other income" on the accompanying statement of operations. GKI also retained approximately 5.7% of Link2It Corporation's then current outstanding common stock, which it accounts for using the cost method. The Company has assigned no value to this investment due to its speculative nature. The entire value was assigned to the note receivable.

In August 2001, Link2It entered into a factoring agreement with the Company, intended to supplement or replace the Company's prior agreement with Reservoir. The new agreement, which was negotiated at arms length and approved by unanimous vote of the Company's Board or Directors, is on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. Interest expense related to the Link2It factoring agreement was $30,500 in fiscal 2002.

5. CREDIT RISK

For the years ended May 31, 2002, 2001, and 2000, the Company's net sales to the U.S. government and/or subcontractors accounted for 94%, 91%, and 83%, respectively, of net sales. Accounts receivable from those customers amounted to $.84 million and $1.13 million as of May 31, 2002 and 2001, respectively. A substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in Department of Defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's electronic enclosure business is intense as it primarily operates in a mature industry. The Company's uncollectible receivables have historically not been material. The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality financial institutions.

6. INVENTORIES

Inventories consist of the following:

                                                     May 31,
                                                 ---------------
                                               2002          2001
                                               ----          ----

Work in process                             $  692,900    $1,119,000
Finished Goods                                  27,700             -
Raw materials                                  328,500       492,400
Valuation reserve                             (142,800)     (159,100)
                                            ----------    ----------

          Total                             $  906,300    $1,452,300
                                            ==========    ==========

Work in process inventory represents actual production costs, including manufacturing overhead incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributable to units delivered are based on the estimated average costs of all units expected to be produced under multi-unit orders. Estimated costs to complete are based on historical experience and knowledge of building similar products. On an on-going basis, the Company evaluates the estimates of total costs to complete a multi-unit order. Work in process is reduced by charging any amounts in excess of estimated net realizable value to cost of sales as soon as they become known. Interim inventories are determined by application of estimated gross profit margins to sales.

7.  PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following at May
31:

                                                    2002               2001
                                                 -------            -------

Machinery and equipment                      $ 1,300,700        $ 1,266,300

Equipment under capital lease                    108,100                  0

Buildings and improvements                       919,000            920,000

Furniture and fixtures                           523,200            510,100

Transportation equipment and other                74,100             89,700
                                              ----------         ----------
                                               2,925,100          2,786,100
  Less-Accumulated depreciation and
  amortization                                 2,124,700          1,984,400

                                              ----------         ----------
     Net property, plant and equipment          $800,400         $  801,700
                                              ==========         ==========

Depreciation and amortization expense for the years ended May 31, 2002, 2001, and 2000 was $155,000, $157,400, and $184,000, respectively. Included in depreciation and amortization expense was $10,600 of amortization expense related to the assets under capital lease.

8.  ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consists of the following at May 31:

                                                 2002             2001
                                                 ----             ----

Employee vacations                           $  278,500       $   271,200

Salaries and wages                               60,700           105,100

Other                                           238,300           198,700
                                             ----------        ----------
                                             $  577,500        $  575,000
                                             ==========        ==========

9. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:

                                                     2002                2001
                                                 --------             -------

Subordinated Debt Originally Issued to
--------------------------------------
Clients of Gutzwiller and Partner, A.G.
---------------------------------------
and its successor, Rabo Investment Management Ltd.
--------------------------------------------------

1994 Convertible Subordinated
Debentures                                      $8,995,000           $8,995,000

     Other
     -----

Real estate mortgage collateralized
by first deed of trust and security
interest in certain real property.
Payable in 180 equal installments
through November 2006, plus interest
at prime plus 1.0% (9.5% at May 31,                450,900              529,500
2002).


Other notes payable with interest rates at
1% at May 31, 2002, and payable August 2004.        40,000               40,000
                                                ----------           ----------
                                                $9,485,900           $9,564,500

    Less: Current Maturities                       (90,000)             (75,100)
          Unamortized discount
          On Debentures                           (139,200)            (201,100)
                                                ----------           ----------
 Long-term debt                                 $9,256,700           $9,288,300
                                                ==========           ==========

The amount of unamortized discount on Convertible Debentures originally issued to clients of Gutzwiller and its successor at May 31, 2002, is as follows:

                                Face              Unamortized        Carrying
                             Amount Due            Discount           Amount
                             ----------            --------           ------

Convertible Debentures       $8,995,000            $139,200         $8,855,800

In connection with the restructuring of the debt in 1994, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The total amount of discount amortization was $61,900 for each of the years ending May 31, 2002, 2001, and 2000.

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

Future principal maturities of debt are as follows:

      Year Ending
        May 31,
         2003                                   90,000
         2004                                   95,600
         2005                                9,136,400
         2006                                  107,700
         2007                                   56,200
         Thereafter                                  0
                                            ----------
         Total                             $ 9,485,900
                                            ==========

10. INCOME TAXES:

Due to the net losses in fiscal 2002, 2001, and 2000 and the available net operating loss carryforwards, there was no income tax expense for fiscal 2002, 2001, or 2000, nor were any additional income tax benefits available from the carryback of net operating losses. Under Statement of Accounting Standards No. 109 (FAS 109) deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 2002, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal income tax provision (benefit) at the statutory rate and the effective income tax provision (benefit) for the years ended May 31, 2002, 2001, and 2000, is as follows:

                                            2002          2001        2000
                                            ----          ----        ----

Tax provision (benefit) at
 statutory rates                       $(291,000)    $( 44,000)  $(180,000)

Non-deductible related party
 interest expense                         32,000        31,000      18,000
Change in valuation allowance            259,000        13,000     162,000
                                       ---------     ---------   ---------
                                       $       -     $       -   $       -
                                       =========     =========   =========

The primary difference between income (loss) for financial reporting purposes and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, accrued professional fees, deferred compensation, vacation accruals, and research and development expenses, which are currently non-deductible for income tax purposes.

Principal items comprising deferred income tax assets and liabilitities, at May 31, are as follows:

                                                  2002          2001
                                                 -----         -----

Net operating loss carryforward            $ 4,538,000    $4,268,000
R & D and other credit carryforwards           380,000       380,000
Purchased R & D costs                           63,000        81,000
Inventory reserves                              55,000        48,000
Allowance for doubtful accounts                 27,000        28,000
Excess financial statement depreciation        (14,000)      (11,000)
Accrued Vacations                              106,000       103,000
Other accrued liabilities                        4,000       102,000
Accrued professional fees                       16,000         6,000
Allowance for Note Receivable                        -             -
Deferred compensation                           98,000       100,000
Total deferred tax assets                    5,273,000     5,105,000

 Valuation allowance                        (5,273,000)   (5,105,000)
                                           -----------    ----------
         Net deferred tax asset            $         -    $        -
                                           ===========    ==========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 2002, the Company has net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $11,943,000, which expire at various dates through 2012. The Company has research and development and other credit carryforwards for Federal income tax reporting purposes of approximately $380,000.

11. COMMITMENTS:

Leases:

The Company maintains its executive offices in Northern Virginia.

The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2002.

At May 31, 2002, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

     Year Ending
       May 31,

        2003                               $  22,100
        2004                                   2,400
        2005                                   2,400
        2006                                   2,400
        2007                                     400
                                           ---------
                                           $  29,700

        Less-sublease
        income(through
        Dec 31, 2002)                         33,800
                                           ---------
                                           $  (4,100)
                                           =========

Amounts charged to operations for rent expense amounted to $27,100, $63,600, and $90,500, for the years ended May 31, 2002, 2001 and 2000, respectively. These amounts were offset by annual sublease income of approximately $57,900, $57,900, and $21,200, respectively.

The Company is committed under a capital lease for equipment expiring in 2007:

Future minimum payments under the capital lease are as follows at May 31, 2002:

     2003                                                     $ 26,000
     2004                                                     $ 26,000
     2005                                                     $ 26,000
     2006                                                     $ 26,000
     2007                                                     $ 15,200
                                                              --------

         Total future minimum lease payments                 $ 119,200
         Less amount representing interest at 7.5%           $ (18,700)
                                                             ---------

         Present value of future minimum lease payments      $ 100,500

12. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 2002:

Defined Contribution Plans

In 2000, the Company adopted a 401(k) plan covering its union employees. The Company makes matching contributions of up to 5% of the individual union employee's pretax salary deferral. This plan replaced a defined contribution plan in effect prior to August 2000. Total related pension expense was approximately $78,400, $70,600, and $71,900, in fiscal 2002, 2001 and 2000, respectively.

In addition, the Company has a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses were approximately $21,100, $21,300, and $25,200, for fiscal years 2002, 2001 and 2000, respectively.

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

Compensation related to this plan totaled approximately $38,400, $38,400, and $32,100, in fiscal 2002, 2001 and 2000, respectively. As of May 31, 2002, 2001 and 2000, deferred compensation recorded in the consolidated balance sheets was approximately $258,400, $263,000, and $269,000, and was all attributable to retirees currently receiving benefits.

13. STOCK OPTIONS:

The Company has two incentive stock option plans under which stock options may be granted. The Company has reserved 1,950,000 common shares for issuance under these plans. Both plans have a ten year life and options are granted at the fair market value at the date of grant. Options vest 50% upon grant and 50% after one year, unless otherwise stated. Canceled options become available for new grants upon cancellation.

The 1989 Stock Option Plan was approved by the stockholders on November 30, 1989. All options under the 1989 stock option plan expired during fiscal 2001.

The 1990 Stock Option Plan was approved by the stockholders on November 13, 1990. The 1990 Stock Option Plan expired in Fiscal 2001.

The 1991 Stock Option Plan was approved by the stockholders on November 19, 1991. All options under the 1991 stock option plan expired during fiscal 2002.

The Company adopted the 1991 Nonemployee and Directors Stock Option Plan on November 19, 1991. The 1991 Nonemployee and Directors Stock Option Plan expired in Fiscal 2002.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year.

The 1994 Nonemployee and Directors Stock Option Plan was adopted by the Company on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company's common stock. During 1995, the Company issued 325,000 incentive stock options to non-employees and directors under this plan. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. This stock option arrangement is accounted for as a variable plan and accordingly the measurement date for compensation expense is delayed until the Company's stock price meets the initial target price. The Company recorded no Compensation expenses in 2000 through 2002, and no options have as yet vested.

The summary of the option plans for the years ended May 31, is as follows:

                                           2002        2001         2000
                                          ------      ------       ------

Options outstanding June 1,               813,027      774,527      752,777
  Granted                                  42,500       42,500       42,500
  Exercised                                     0            0            0
  Canceled                                (27,250)      (4,000)     (20,750)
                                        ---------   ----------   ----------
Options outstanding at end of period      828,277      813,027      774,527
                                        ---------   ----------   ----------
Price range of options granted          $    0.05   $     0.08   $     0.25
                                        =========   ==========   ==========
Price range of options exercised                -            -            -
                                        =========   ==========   ==========
Exercise price range of outstanding
  options                               $.05-$.69   $.06-$2.50   $.06-$2.50
                                        =========   ==========   ==========

The summary of stock options outstanding and exercisable as of May 31, 2002 is as follows:

                            Weighted    Weighted    Weighted
Range of                    Average     Average     Average
Exercise      Number        Remaining   Exercise    Options          Exercise
Prices        Outstanding   Life        Price       Exercisable      Price
--------------------------------------------------------------------------------

1994 Stock Option Plan
 $0.38 - $0.56     38,277   3           0.51         38,277           0.51


1994 Non-employees and Directors Stock Option Plan
 $0.05 - $0.09    142,500   3           0.07        121,500           0.07
 $0.15 - $0.19     85,000   3           0.17         85,000           0.17
 $0.25 - $0.38     75,000   3           0.30         75,000           0.30
         $0.69    487,500   3           0.69        162,500           0.69
--------------------------------------------------------------------------------

 $0.05 - $ .69    828,277   3          $0.49        482,227          $0.37
================================================================================

The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock Based Compensation", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans. For SFAS 123 purposes, the weighted average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 5.02%, 4.94%, and 5.96% and expected volatility of 114%, 95%, and 60% for the years ended May 31, 2002, 2001 and 2000, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.05, $.06, and $.16, for fiscal 2002, 2001 and 2000, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net loss and loss per share would have been changed to the pro forma amounts indicated below.

                                            2002       2001      2000
                                          -------------------------------

Net Income(Loss):
         As reported                      $(835,400) $(129,800) $(528,800)
         Pro forma                         (838,900)  (134,500)  (532,200)

Basic and Diluted Loss per share:
         As reported                      $   (0.12) $   (0.02) $   (0.08)
         Pro forma                        $   (0.12) $   (0.02) $   (0.08)




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

The estimated fair values of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows:

                                              (000's)
                            May 31, 2002                 May 31, 2001
                            ------------                 ------------
                         Carrying    Estimated        Carrying   Estimated
                          Amount     Fair Value        Amount    Fair Value
                          ------     ----------        ------    ----------
Bonds Payable            $ 8,995     $ 1,800          $ 8,995    $ 3,000

15. Quarterly Financial Data (Unaudited)

Summarized quarterly financial data for 2002 and 2001 is as follows:

                                             Quarter
                       --------------------------------------------------

                         First         Second        Third       Fourth
                         -----         ------        -----       ------
Fiscal Year 2002:
  Net sales            $2,068,500    $2,620,700   $2,051,700   $2,129,100
  Gross Profit            464,200       495,600       52,700      166,400
  Net income (loss)        13,400        13,800     (612,600)    (250,000)
  Basic earnings
   (loss) per share    $     0.00    $     0.00   $    (0.09)  $    (0.04)
  Diluted earnings
   (loss) per share    $     0.00    $     0.00   $    (0.09)  $    (0.04)


Fiscal Year 2001:
  Net sales            $2,266,600    $2,447,300   $1,526,900   $2,017,700
  Gross Profit            346,800       601,200      288,200      286,500
  Net income (loss)      (132,000)       87,400       96,100     (181,300)
  Basic earnings
   (loss) per share    $   (0.020)   $    0.010   $    0.014   $   (0.030)
  Diluted earnings
   (loss) per share    $   (0.020)   $    0.004   $    0.004   $   (0.030)



ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

                                    PART III

The information required by Part III (Items 10 through 13) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Section 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 2002 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements
          Included in Part II, Item 8 of this report:

          Balance Sheets as of May 31, 2002 and 2001

          Statements of Operations for the years ended May 31, 2002, 2001 and
          2000

          Statements of Stockholders' Deficit for the years ended May 31, 2002, 2001 and 2000

          Statements of Cash Flows for the years ended May 31, 2002, 2001 and
          2000

          Notes to the Financial Statements

     2.   Financial Statement Schedule
          Included in Part IV of this report:

          Financial Statements and Supplementary Data for the years ended May 31, 2002, 2001, and 2000:

          Schedule II - Schedule of Valuation and Qualifying
                        Accounts

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 2002.

(c)  Exhibits

Exhibit Number        Description                                     Note No.
--------------        -----------                                     --------

     3.1              Articles of Incorporation                          (1)

        3.2           Articles of Incorporation, as amended               (7)
                      at the Annual Meeting of GKI
                      shareholders on November 19, 1991

        3.3           Articles of Incorporation, as amended              (16)
                      at the Annual Meeting of GKI
                      shareholders on October 28, 1994

        3.4           By-Laws                                             (1)

        3.5           By-Laws, as amended at a Board of                   (7)
                      Directors meeting on September 24, 1992

        3.6           By-Laws, as amended at a Board of                  (12)
                      Directors meeting on March 2, 1994

        3.7           By-Laws, as amended at a Board of                  (16)
                      Directors meeting on January 19, 1995

        4.1           Agreement by and between GKI and                    (7)
                      Gutzwiller & Partner, A.G., dated
                      October 20, 1992, and a letter of
                      clarification regarding such agreement
                      from Edward J. Stucky to David A. Shaw,
                      dated October 23, 1992

        4.2           Form of Convertible Subordinated                    (8)
                      Debentures Issued to Gutzwiller &
                      Partner, A.G., on December 14, 1992
                      with an effective date of October 20,
                      1992

        4.3           Form of 4% Subordinated Debentures,                 (9)
                      Series A, due March 30, 1994

        4.4           Form of 4% Subordinated Debentures,                 (9)
                      Series B, due March 30, 1995

               4.5       Form of 4% Subordinated               (9)
                         Debentures, Series C, due August
                         15, 1994

               4.6       Form of Convertible Debentures       (14)
                         Issued to Gutzwiller & Partner,
                         A.G., dated August 14, 1994.

               4.7       Form of Pledge and Security          (19)
                         Agreement dated as of August 14,
                         1994 with respect to Convertible
                         Debentures

              10.1*      1988 Stock Option Plan                (2)

              10.2       Agreement and Plan of Merger          (1)
                         and Reorganization dated
                         August 31, 1990

              10.3*      1991 Executive Bonus Plan             (5)

              10.4*      1991 Stock Option Plan                (4)

              10.5*      1991 Nonemployee and Directors        (4)
                         Stock Option Plan

              10.6*      401(k) Retirement, Investment &       (7)
                         Savings Plan

              10.7*      1989 Stock Option Plan                (5)

              10.8*      1990 Stock Option Plan                (5)

              10.9*      1994 Stock Option Plan               (15)

              10.10*     1994 Nonemployee and Directors       (15)
                         Stock Option Plan


              10.11      Verdix Asset Purchase Agreement      (10)
                         dated October 1, 1993


              10.12      Amendment to Verdix Asset            (11)
                         Purchase Agreement dated January
                         26, 1994

              10.13      Asset Purchase Agreement between     (18)
                         General Kinetics Incorporated
                         and Cryptek Secure
                         Communications, LLC, a Delaware
                         limited liability company, dated
                         as of November 1, 1996

              10.14      Agreement between GKI and            (17)
                         Link2It, L.L.C. dated as of
                         January 21, 1997

              10.15      Form of Master Factoring             (19)
                         Agreement between General
                         Kinetics Incorporated and
                         Link2It Corporation, dated
                         August 22, 2002.

              16.0       Letter re Change in Certifying        (3)
                         Accountants

              16.1       Letter re Change in Certifying       (13)
                         Accountants

              21.1       List of Subsidiaries                 (16)



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

  (19) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 2001, and incorporated herein by reference.

(d) Schedule

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE

General Kinetics Incorporated

The audits referred to in our report, dated August 2, 2002, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, relating to the financial statements of General Kinetics, Inc. which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended May 31, 2002. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

                                                      /s/ BDO Seidman, LLP

Washington, DC
August 2, 2002

                                                                     Schedule II

                         General Kinetics Incorporated
                 Schedule of Valuation and Qualifying Accounts
                For the Years Ended May 31, 2002, 2001, and 2000

                                      Balance at     Charged to      Charged to               Balance at
                                     beginning of    costs and         other                    end of
Description                             period        expenses        accounts    Deductions    period
-----------                             ------        --------        --------    ----------    ------
FOR THE YEAR ENDED MAY 31, 2002:
Inventory Reserve                       159,200       101,100          (117,500)        0      142,800
Allowance for doubtful accounts          72,700             0            (1,800)        0       70,900

FOR THE YEAR ENDED MAY 31, 2001:
Inventory Reserve                       199,200        85,000          (125,000)        0      159,200
Allowance for doubtful accounts          75,000             0            (2,300)        0       72,700
Note Receivable Reserve                 175,000             0          (175,000)        0            0

FOR THE YEAR ENDED MAY 31, 2000:
Inventory Reserve                       159,200        95,000           (55,000)        0      199,200
Allowance for doubtful accounts         208,000        19,500          (152,500)        0       75,000
Note Receivable Reserve                 237,500        87,500          (150,000)        0      175,000

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


Date: August 29, 2002
      --------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry M. Heimendinger 8/29/02               /s/ Sandy B. Sewitch 8/29/02
---------------------------------               ----------------------------
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

/s/ Marc E. Cotnoir                                           August 29, 2002
------------------------------                                ---------------
Marc E. Cotnoir, Director                                     Date



/s/ Richard J. McConnell                                      August 29, 2002
------------------------------                                ---------------
Richard J. McConnell, Director                                Date



/s/ Thomas M. Hacala                                          August 29, 2002
------------------------------                                ---------------
Thomas M. Hacala, Director                                    Date