Form 10-K/A
period 2002-05-31
GENERAL KINETICS INC
filed 2002-09-30
CIK 40675

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

                               Title of Each Class
                               -------------------
                  Common Stock with par value of $.25 per share

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

Aggregate market value of the voting stock held by non-affiliates
of the Registrant as of August 14, 2002                              $261,437*

(* Executive officers, directors, and Registrant's ESOP were considered affiliates, solely for purposes of this item.)

The number of shares outstanding of Registrant's Common Stock,
$.25 par value, as of August 31, 2002 was                           6,718,925

                       Documents Incorporated by Reference
                       -----------------------------------

None.

                                    PART III

             ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors of the Company


Name and Positions                           Business Experience                   Director
With the Company            Age          During The Last Five Years                  since
------------------          ---          --------------------------                --------

Larry M. Heimendinger       57       Mr. Heimendinger has served as the            March, 1994
Chairman of the Board                Chairman of the Board of Directors
                                     of the Company since he was elected
                                     to that position in March 1994. Also,
                                     since March 1994, in accordance with
                                     the Amended and Restated Bylaws of
                                     the Company, Mr. Heimendinger has
                                     been performing the duties of
                                     President and Chief Executive
                                     Officer through his position as
                                     Chairman of the Board and will
                                     continue to do so until such time
                                     as a replacement for President
                                     and Chief Executive Officer is
                                     elected and qualified. Mr.
                                     Heimendinger is also a founder of
                                     Link2It Corporation (see "Certain
                                     Relationships and Related
                                     Transactions"). Mr. Heimendinger
                                     previously served as President
                                     and Chief Operating Officer of
                                     Nantucket Corp., a privately held
                                     software company, and, after that
                                     company's acquisition by Computer
                                     Associates International, was
                                     associated with Computer
                                     Associates, most recently as its
                                     Director of Product Strategy.
                                     Before joining Nantucket, Mr.
                                     Heimendinger was the President
                                     and Chief Executive Officer of
                                     Origin, Inc., a company that
                                     produced and marketed personal
                                     computer software for the banking
                                     industry. Mr. Heimendinger is the
                                     author of Advanced dBase IV and
                                     Advanced Clipper, books published
                                     by Brady Books, and has spoken at
                                     computer industry conferences and
                                     seminars worldwide. Mr.
                                     Heimendinger is a member of Class
                                     I of the Board of Directors.

Thomas M. Hacala            57       Mr. Hacala has been the President             February, 1998
                                     of Seating Technology, a marketing and
                                     consulting company specializing in the
                                     Asian/European office furniture industry,
                                     since 1991.  Mr. Hacala is a member of
                                     Class I of the Board of Directors.

Marc E. Cotnoir             53       Mr. Cotnoir has been an independent           March, 1994
                                     consultant, providing business and
                                     strategic planning support and systems
                                     engineering consulting, for a wide
                                     range of clients since 1988.  Mr.
                                     Cotnoir also served as Vice President
                                     for Marketing, Sales, and Service for
                                     VideoSite Incorporated from September
                                     1997 to July 1998.  Prior to 1988,
                                     Mr. Cotnoir worked extensively, both
                                     within private industry and in the
                                     U.S. Air Force, with computer and
                                     communications technology.  Mr. Cotnoir
                                     is a member of Class II of the Board
                                     of Directors.



Richard J. McConnell        42       Mr. McConnell has been the President of       March, 1994
                                     Square Systems, Corp., a research and
                                     development firm specializing in
                                     advanced software systems, since
                                     1986.  Mr. McConnell is also a founder
                                     of Link2It Corporation (see "Certain
                                     Relationships and Related Transactions").
                                     Mr. McConnell has been involved in
                                     research and development in the computer
                                     software industry since 1981. Mr. McConnell
                                     is a member of Class III of the Board of
                                     Directors.

     All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal.

Executive Officers and Certain Significant Employees of the Company

     The names, ages, and positions of the executive officers of the Company are listed below.


Name                                  Age               Position
----                                  ---               --------

Larry M. Heimendinger                  57               Chairman of the Board
                                                        (performing duties of President
                                                        and Chief Executive Officer)

Richard E. Munczenski                  60               Vice President and General Manager

Sandy B. Sewitch                       45               Chief Financial Officer

     Larry M. Heimendinger has served as the Chairman of the Board of Directors since March of 1994. Also since March 1994, through his position as Chairman of the Board, in accordance with the Amended and Restated Bylaws of the Company, Mr. Heimendinger has been performing the duties of President and Chief Executive Officer. He will continue to perform such duties until a replacement for President and Chief Executive Officer is elected and qualified.

     Richard E. Munczenski joined the Company in August 1969, and has served as Vice President and General Manager since April 1995.

     Sandy B. Sewitch has served as the Chief Financial Officer of the Company since April 1993, when he joined the Company.

     The officers of the Company hold office at the discretion of the Board of Directors of the Company.

     There are no family relationships among the executive officers or directors of the Company, and there is no arrangement or understanding between any director and any other person pursuant to which such director was elected.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who beneficially own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file pursuant to Section 16(a).

     To the Company's knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with.

                         ITEM 11. EXECUTIVE COMPENSATION

     The information under this heading relates to the chief executive officer, the chief financial officer, and the vice president and general manager of the Company for the fiscal year ended May 31, 2002. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer."

     Executive officers are appointed each year by the Board of Directors at its annual meeting following the annual meeting of shareholders and serve for one year or until their successors are chosen and qualify in their stead. There are no family relationships among the executive officers, and there is no arrangement or understanding between any officer and any other person pursuant to which such officer was selected as an officer.

                           SUMMARY COMPENSATION TABLE


                                                   Annual Compensation                  Long-Term Compensation
                                      ------------------------------------------     ---------------------------
Name and Principal                                                  Other Annual       Number         All Other
Position                     Year        Salary          Bonus      Compensation     of Options     Compensation
-------------------          ----        ------          -----      ------------     ----------     ------------

Larry M. Heimendinger(1)     2002            $ 0           $ 0              $ 0          12,500           $ 0
Chairman of the Board        2001              0             0                0          12,500             0
                             2000              0             0                0          12,500             0

Sandy B. Sewitch(2)          2002       $108,000      $      0          $ 4,800               0           $ 0
Chief Financial Officer      2001        108,000        10,000            4,800               0             0
                             2000        108,000         7,500            4,800               0             0

Richard E. Munczenski(3)     2002       $113,000      $ 42,000         $  1,300               0           $ 0
VP and General Manager       2001        113,000        37,000                0               0             0
                             2000         96,500        40,000                0               0             0

(1) Larry Heimendinger serves as the Company's Chairman of the Board, for which he has received no salary compensation since being elected to that position in March 1994. Since the resignation of the Company's former President in March 1994, the Company has not had a President. In accordance with the Company's Amended and Restated Bylaws, until a new President is elected and qualified, the Company's Chairman performs the duties of that office.

(2) The "Other Annual Compensation" for Sandy Sewitch includes a car allowance of $4,800 for each year listed.

(3) The "Other Annual Compensation" for Richard Munczenski includes a car allowance for approximately three months of fiscal 2002. Prior to March 2002, Mr. Munczenski was provided with a company leased car which was used substantially exclusively for company business during the remainder of fiscal 2002, fiscal 2001 and fiscal 2000.

Options and Stock Appreciation Rights

                 INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                             DURING FISCAL YEAR 2002

                                         Percent of                                        Potential of Realizable Value
                                            Total                                            at assumed annual rate of
                            Number         Options                                            stock price appreciation
                              of         Granted to                                              for options term
Name of Executive           Options     Employees in        Exercise      Expiration       -----------------------------
Officer                     Granted        FY 2002            Price          Date               5%               10%
-----------------           -------     ------------        --------      ----------          ------           ------

Larry M. Heimendinger       12,500(1)       26.3%(2)          $.05           6/01/12          $1,018           $1,621

Sandy B. Sewitch                 0           ---              ---              ---              ---              ---

Richard E. Munczenski            0           ---              ---              ---              ---              ---

(1) 75% of such options have vested and are currently exercisable. The remaining 25% will vest on May 31, 2003.

(2) Although, pursuant to his position as Chairman of the Board of the Company, Mr. Heimendinger is currently performing the duties of President and Chief Executive Officer, he is not an employee of the Company. However, for purposes of the calculation of the percentages in the foregoing table, his options have been included in the aggregate total employee options granted.

Option Exercise and Holdings

            FY-2002 OPTIONS EXERCISE AND FY-2002 YEAR-END VALUE TABLE

                                                           Number of Options                        In-the-Money Options
                               Number of                     At End-FY 2002                            At End-FY 2002
Name of Executive           Shares Acquired                  --------------                            --------------
    Officer                   on Exercise          Exercisable           Unexercisable      Exercisable           Unexercisable
    -------                   -----------          -----------           -------------      -----------           -------------


Larry M. Heimendinger              0                 142,750                139,625                0                      0
Sandy B. Sewitch                   0                  12,500                      0                0                      0
Richard E. Munczenski              0                  45,277                      0                0                      0

Pension and Long Term Incentive Plan Awards

      None.

Compensation of Directors

      Each non-employee director of the Company other than Mr. Heimendinger has received a monthly retainer of $1,500 since November 1994.

Employment Contracts and Termination of Employment and Change of Control Agreements

      None.


                         ITEM 12. SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

      The following table sets forth certain information as of August 31, 2002 as to the security ownership of those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of the Company's Common Stock and of each of the Company's directors and named executive officers and all of the Company's directors and named executive officers as a group:



                                                  Shares of Common Stock           Percentage of Outstanding
                Name                              Beneficially Owned (1)                  Common Stock
-----------------------------------             --------------------------         -------------------------


Rabo Investment Management Ltd.                       17,485,000 (2)                           77.7% (2)

Marc E. Cotnoir                                          115,000                                1.7

Richard J. McConnell                                     115,000                                1.7

Thomas M. Hacala                                          72,500                                *

Larry M. Heimendinger                                    142,750                                2.1

Sandy B. Sewitch                                           4,541                                *

Richard E. Munczenski                                     54,801                                *

All Directors and Named Executive
Officers as a group (six persons)                        504,592                                7.5%


* Indicates less than one percent of the outstanding shares of the Company's Common Stock

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and includes shares of the Company's Common Stock which may be acquired within 60 days of August 31, 2002 through the exercise of warrants, options, or other convertible securities, as follows: Rabo Investment Management Ltd., 15,770,000 shares (see footnote 2 below) Mr. Cotnoir, 115,000 shares; Mr. McConnell, 115,000 shares; Mr. Hacala, 72,500 shares; Mr. Heimendinger, 142,750 shares; Mr. Munczenski, 40,277 shares; and all directors and named executive officers as a group, 485,527 shares. Additionally, each of Messrs. Cotnoir and McConnell were granted options to purchase 100,000 shares, and Mr. Heimendinger was granted an option to purchase 125,000 shares, each of which options will only vest if the stock price reaches certain stipulated multiples of a base price of $1.0026 (for ten consecutive trading days).

(2) Based on information provided by Rabo Investment Management Ltd. (f/k/a Gutzwiller & Partner, A.G., the "Manager") in a Schedule 13D/A filed with the SEC on November 9, 2001. The Manager reported that it may be deemed to be the beneficial owner of an aggregate of 1,715,000 outstanding shares of the Company's Common Stock, including (x) 242,700 shares purchased by the Manager of which the Manager is the economic beneficial owner and holds sole voting and dispositive power and (y) 1,472,300 shares held in client accounts. The Manager also indicated that it may be deemed to be the beneficial owner of 1% convertible debentures of the Company having an aggregate principal amount of $7,885,000, including (a) $585,000 which were purchased by the Manager of which the Manager is the economic beneficial owner and holds sole voting and dispositive power, and (b) $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof and of which the Manager holds voting and dispositive power. The debentures are convertible into 15,770,000 shares of Common Stock. After such a conversion, the Manager would be deemed to be the beneficial owner of 17,485,000 shares, which would represent 77.7% of the Company's then outstanding Common Stock.

                       ITEM 13. CERTAIN RELATIONSHIPS AND
                              RELATED TRANSACTIONS

      At May 31, 2002, the Company held approximately 5.7% of the outstanding common stock of Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both members of the Company's Board of Directors. Such equity securities were originally received by the Company prior to 1998 in consideration of, among other things, amounts advanced by the Company to or on behalf of Link2It, LLC, which merged into Link2It Corporation in January 2001. The Company accounts for its holdings of Link2It Corporation's common stock using the cost method. The Company has assigned no value to this investment due to its speculative nature.

      In August 2001, Link2It Corporation entered into a factoring agreement with the Company, intended to supplement or replace the Company's prior agreement with Reservoir Capital Corporation ("Reservoir"). The agreement, which was negotiated at arms' length and approved by a unanimous vote of the Company's Board of Directors, is on terms substantially identical to those of the Reservoir facility, but more favorable to the Company in certain respects. A new factoring agreement, on similar terms, was entered into in April 2002. Interest expense related to the factoring agreement was $30,500 in fiscal 2002.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    GENERAL KINETICS INCORPORATED

                                    By: /s/ Larry M. Heimendinger
                                        ---------------------------------
                                        Larry M. Heimendinger, Chairman of
                                          the Board
                                        (Principal Executive Officer)



                                    Date:   September 27, 2002