Form 10-Q
period 2002-08-31
GENERAL KINETICS INC
filed 2002-10-15
CIK 40675

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2002                  Commission File Number 0-1738
                                                                          ------

                          GENERAL KINETICS INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

         Virginia                                  54-0594435
--------------------------------------------------------------------------------
(State or Other Jurisdiction of           (I.R.S. Employer Identification .)
Incorporation or Organization)

10688-D Crestwood Drive, Manassas, VA                  20109
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)            (Zip Code)

--------------------------------------------------------------------------------
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

                                                                   Yes X  No ___
                                                                      ---

             The number of shares of Registrant's Common Stock
             outstanding as of  October  11, 2002               6,718,925 Shares

                                      INDEX

                                                                        Page No.
                                                                        --------
Cautionary Statement Under the Private Securities
Litigation Reform Act of 1995                                                  3


Part I - Financial Information

Item 1 - Financial Statements

          Condensed Balance Sheets -
          August 31, 2002 and May 31, 2002                                     5

          Condensed Statements of Operations -
          Three Months Ended August 31, 2002 and August 31, 2001               6

          Condensed Statements of Cash Flows -
          Three Months Ended August 31, 2002 and
          August 31, 2001                                                      7

          Notes to Condensed Financial Statements                              8

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  10

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           15

Item 4 - Controls and Procedures                                              15

Part II - Other Information

         Item 6 - Exhibits and Reports on Form 8-K                            16

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Quarterly Report on Form 10-Q, including, without limitation, as set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company's behalf, that are not historical fact may contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, certain risks and uncertainties may include, but are not limited to, the risk that the Company may not be able to maintain its present financing facility or obtain additional financing, if necessary; the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis; the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; and the risk that the Company's Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. Forward-looking statements included in this report are based on information known to GKI as of the date of this report and GKI accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so. Certain of these risks and uncertainties are described in the Company's reports and statements filed from time to time with the Securities and Exchange Commission, including this report.

                          PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

The unaudited financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Revenues, expenses, assets and liabilities vary during the year and generally accepted accounting principles require the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made their best effort in establishing good faith estimates and assumptions. However, actual results may differ. The Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. These financial statements should be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2002 and 2001 set forth in the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2002.

                         General Kenetics Incorporated
                                 Balance Sheets
                              August 31, 2002 and
                                  May 31, 2002

                                                                               August 31,                May 31,
                                                                                  2002                    2002
                                                                                  ----                    ----
                                                                               (Unaudited)              (Audited)
                                                                               -----------              ---------
                                     Assets
                                     ------

Current Assets:
     Cash and cash equivalents                                                 $    105,300           $    185,100
     Marketable securities                                                           32,800                 37,400
     Accounts receivable, net of allowance of $71,500 and $70,900                 1,161,800                872,100
     Inventories                                                                    678,100                906,300
     Prepaid expenses and other                                                      12,500                 56,800
                                                                               ------------           ------------
     Total Current Assets                                                         1,990,500              2,057,700
                                                                               ------------           ------------

Property, Plant and Equipment                                                     2,935,000              2,925,100
Less:  Accumulated Depreciation                                                  (2,163,400)            (2,124,700)
                                                                               ------------           ------------
                                                                                    771,600                800,400

Other Assets                                                                         62,100                 59,400
                                                                               ------------           ------------

     Total Assets                                                              $  2,824,200           $  2,917,500
                                                                               ============           ============

                     Liablilities and Stockholders' Deficit
                     --------------------------------------

Current Liabilities:
     Advances from Factor                                                      $    129,000           $          -
     Current maturities of long-term debt                                            90,000                 90,000
     Current maturities of capital lease                                             18,500                 18,500
     Accounts payable, trade                                                        526,200                765,900
     Accrued expenses and other payables                                            459,100                577,500
                                                                               ------------           ------------
     Total Current Liabilities                                                    1,222,800              1,451,900
                                                                               ------------           ------------

Long-Term Debt - less current maturities (including
     $8,871,300 and $8,855,800 of convertible debentures)                         9,250,200              9,256,700
Capital lease - less current maturities                                              77,400                 82,000
Other long-term liabilities                                                         248,800                258,400
                                                                               ------------           ------------
     Total Long-Term Liabilities                                                  9,576,400              9,597,100
                                                                               ------------           ------------

     Total Liabilities                                                           10,799,200             11,049,000
                                                                               ------------           ------------

Stockholders' Deficit:
     Common Stock, $0.25 par value, 50,000,000                                    1,811,500              1,811,500
         shares authorized, 7,245,557 shares issued, 6,718,925
         shares outstanding
     Additional Contributed Capital                                               7,239,400              7,239,400
     Accumulated Deficit                                                        (16,575,700)           (16,732,200)
                                                                               ------------           ------------
                                                                                 (7,524,800)            (7,681,300)
     Less:  Treasury Stock, at cost (526,632 shares)                               (450,200)              (450,200)
                                                                               ------------           ------------
     Total Stockholders' Deficit                                                 (7,975,000)            (8,131,500)
                                                                               ------------           ------------

     Total Liabilities and Stockholders' Deficit                               $  2,824,200           $  2,917,500
                                                                               ============           ============

The accompanying notes are an integral part of the financial statements.

                        General Kenetics Incorporated
                            Statements of Operations
                                  (Unaudited)

                                                        Three Months Ended
                                                     August 31,      August 31,
                                                        2002            2001
                                                        ----            ----

Net Sales                                          $  2,271,800    $  2,068,500
Cost of Sales                                         1,685,900       1,604,300
                                                   ------------    ------------
Gross Profit                                            585,900         464,200
                                                   ------------    ------------

Selling, General & Administrative                       376,200         395,200
Product Research, Development & Improvement               1,700               -
                                                   ------------    ------------

Total Operating Expenses                                377,900         395,200
                                                   ------------    ------------

Operating Income                                        208,000          69,000

Interest Expense                                        (51,500)        (55,600)
                                                   ------------    ------------

Net Income                                              156,500          13,400
                                                   ============    ============

Basic Earnings per Share:
  Basic Earnings per Share                         $      0.023    $      0.002
 Weighted Average Number of Common Shares
   Outstanding                                        6,718,925       6,718,925

Diluted Earnings per Share:
  Diluted Earnings per share                       $      0.007    $      0.002
 Weighted Average Number of Common Shares
  and Dilutive Equivalents Outstanding               24,708,925      24,708,925

The accompanying notes are an integral part of the financial statements.

                         General Kinetics Incorporated
                            Statements of Cash Flows
                                  (Unaudited)

                                                           Three Months Ended
                                                      August 31,      August 31,
                                                        2002            2001
                                                        ----            ----
Cash Flows From Operating Activities:
Net Income                                             $ 156,500        $ 13,400
  Adjustments to reconcile net income
  to net cash used in operating activities:
    Unealized loss on marketable securities                4,600               -
    Depreciation and amortization                         38,700          35,600
    Amortization of bond discount                         15,500          15,500
  (Increase) Decrease in Assets:
    Accounts Receivable                                 (289,700)       (269,500)
    Inventories                                          228,200        (324,700)
    Prepaid Expenses                                      44,300           3,800
    Other assets                                          (2,700)        (13,200)
  Increase (Decrease) in Liabilities:
    Accounts Payable - Trade                            (239,700)        213,500
    Accrued Expenses                                    (118,400)        (10,000)
    Other Long Term Liabilities                           (9,600)         (9,600)
                                                       ---------       ---------
        Net cash used in Operating Activites            (172,300)       (345,200)
                                                       ---------       ---------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment            (9,900)         (2,200)
                                                       ---------       ---------
        Net cash used in Investing Activities             (9,900)         (2,200)
                                                       ---------       ---------

Cash Flows from Financing Activities:
  Advances from Factor/Borrowings
    on Demand Notes Payable                              346,300         219,800
  Repayments of advances from Factor/
    Demand Notes Payable                                (217,300)        (62,400)
  Principal payments under capital lease                  (4,600)              -
  Repayments on Long Term Debt                           (22,000)        (17,900)
                                                       ---------       ---------
        Net cash provided by Financing Activities        102,400         139,500
                                                       ---------       ---------

Net decrease in cash and cash equivalents                (79,800)       (207,900)

Cash and Cash Equivalents:  Beginning of Period          185,100         388,300
                                                       ---------       ---------
Cash and Cash Equivalents:  End of Period              $ 105,300       $ 180,400
                                                       =========       =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the period for:
    Interest                                           $  98,500       $  16,900

The accompanying notes are an integral part of the financial statements.

                 GENERAL KINETICS INCORPORATED AND SUBSIDIARIES
                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed financial statements at August 31, 2002, and for the three months ended August 31, 2002 and August 31, 2001, respectively, include the accounts of General Kinetics Incorporated ("GKI").

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

The results of operations for the three-month period ended August 31, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended August 31, 2002:

                                                 Income     Shares     Per Share Amount
                                                 ------     ------     ----------------
Basic earnings per share
Net Income available to common shareholders     $156,500   6,718,925         $0.023
Effect of assumed conversion of
 convertible debentures, net of tax               23,684  17,990,000          0.001
                                                --------  ----------         ------
Dilutive earnings per share                     $180,184  24,708,925         $0.007

Note 3 - Notes Payable

At August 31, 2002 and May 31, 2002, convertible debentures initially issued to clients of Gutzwiller & Partner, AG ("Gutzwiller"), now known as Rabo Investment Management Ltd. (the "Manager"), are outstanding in an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain registration rights under the Securities Act of 1933, as amended.

Note 4 - Related Party Transactions

In August 2001, Link2It Corporation ("Link2It"), a company formed by Larry Heimendinger and Richard McConnell, both GKI board members, entered into a factoring agreement with the Company, intended to supplement or replace the Company's prior agreement with Reservoir Capital Corporation ("Reservoir"). The new agreement, which was negotiated at arms length and approved by unanimous vote of the Company's Board or Directors, is on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects. A new factoring agreement with Link2It, on similar terms, was entered into in April 2002. There was $129,000 in outstanding advances under the factoring agreement at August 31, 2002. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It. The Company believes that a facility similar to that previously provided by Reservoir should be available from commercial factors, however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

Note 5 - Income Taxes

The Company's estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 2002, Compared to Three Months Ended August 31,
2001

Net sales for the quarter ended August 31, 2002 were approximately $2.3 million compared to net sales of approximately $2.1 million for the quarter ended August 31, 2001. The increase in sales was due primarily to what are believed to be normal fluctuations in demand for the Company's products and services. The increase in sales is not necessarily indicative of the results that can be expected for the remainder of the fiscal year.

The gross margin percentage increased from 22.4% for the quarter ended August 31, 2001 to 25.8% for the quarter ended August 31, 2002. The primary reasons for the increase in the gross profit percentage were the mix of jobs for the current fiscal quarter as compared to the same quarter of the prior fiscal year, along with improved scheduling and planning procedures implemented during the prior fiscal year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, General & Administrative costs were approximately $376,200 for the quarter ended August 31, 2002 as compared to approximately $395,200 for the quarter ended August 31, 2001. The small decrease was principally due to cost controls implemented by management during the prior fiscal year.

For the quarter ended August 31, 2002, the Company had operating income of $208,000 compared to operating income of $69,000 for the comparable quarter of the prior year. The improved operating results were due principally to the increase in net sales and gross margins discussed above.

Interest expense decreased from $55,600 in the first quarter of fiscal 2002 to $51,500 in the first quarter of fiscal 2003.

The Company's estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable financing to finance its operations. Although the Company had net income of $156,500 during the first quarter of fiscal 2003, during fiscal years 2002 and 2001, the Company showed a net loss of approximately $835,400 and $129,800, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2003.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its operating costs in order to recover from its liquidity problems and seek to operate profitably for the remainder of fiscal 2003.

The backlog at August 31, 2002 was $2.1 million, as compared to $4.4 million at August 31, 2001. The decrease in backlog is primarily due to a decrease in orders under a large blanket contract with a prime contractor to the US Navy. The Company must increase its level of sales under other contracts in order to make up for the reduction in orders under this contract, and to maintain the first quarter level of sales for the remainder of the fiscal year. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain profitable operations.

As of August 31, 2002, the Company had cash and marketable securities totaling $138,100. The Company has faced production issues that have contributed to losses from operations in the last three fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through the next twelve months. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales, gross profits and shipment levels fluctuate throughout the fiscal year, or if the Company purchases capital equipment to increase production capacity due to any possible increased sales opportunities. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must continue to maintain or increase its level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained operating losses in fiscal years 2002, 2001 and 2000, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In recent years, the Company had been party to a factoring agreement with Reservoir Capital Corporation ("Reservoir") that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2003 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At August 31, 2002, there was $129,000 in outstanding advances due to Link2It Corporation. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It Corporation. The Company believes that a facility similar to that previously provided by Reservoir should be available from commercial factors; however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

The Company had significant amounts payable to trade creditors at August 31, 2002. Current maturities of long-term debt and capital lease obligations amount to $108,500 in fiscal 2003.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, now known as Rabo Investment Management Ltd. (the "Manager"), totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including debentures in the principal amount of $585,000 which were purchased by the Manager as to which the

Manager is the economic beneficial owner of and holds sole voting and dispositive power, and debentures in a principal amount of $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof for which the Manager holds voting and dispositive power.

Analysis of Cash Flows

Operating activities used $172,300 in cash in the first quarter of fiscal 2003. This reflects net income of $156,500 plus $54,200 in non-cash expenses, offset by $383,000 in cash to fund changes in working capital items. The cash used to fund changes in working capital items includes a decrease in inventories of $228,200 and a decrease in accounts payable of $239,700, partially offset by an increase in accounts receivable of $289,700.

Investing activities used $9,900 in the first quarter of fiscal 2003. These activities consisted of acquired property, plant and equipment.

Financing activities provided $102,400 in the first quarter of fiscal 2003. These activities consisted primarily of factoring accounts receivable netting to $129,000, offset by the repayment of certain long-term debt.

Management believes that inflation did not have a material effect on the operations of the Company during the first quarter of fiscal 2003.

Contractual Obligations and Commercial Commitments

The Company's commitments through May 31, 2007 are comprised of the following at August 31, 2002 (in thousands):

                                          Through May 31,
                       --------------------------------------------
                       2003    2004       2005        2006    2007    Total
                       ----    ----       ----        ----    -----   -----

Convertible debentures $  0    $  0     $8,995        $  0   $   0  $ 8,995
Other notes payable       0       0         40           0       0       40
Real estate mortgage     68      96        101         108      56      429
Capital leases           19      26         26          26      15      112
Operating leases         18       2          2           2       1      125

Total                  $105    $124     $9,164        $136      72   $9,601
                       =====================================================

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that that management's estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company's financial position or its results of operations. At August 31, 2002, the Company had an allowance for doubtful accounts of $71,500.

Accounting Pronouncements

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

Interest Rate Risks - The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At August 31, 2002, the Company had total debt of $9.44 million, of which $0.43 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on that portion of the Company's debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an impact on the Company's financial results.

Item 4 - Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's acting Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

                           PART II OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

   (a) Exhibits

99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K

None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENERAL KINETICS INCORPORATED


Date: October 15, 2002                 /s/ Larry M. Heimendinger
     -------------------------         -------------------------
                                             Chairman of the Board
                                       (Principal Executive Officer)

Date: October 15, 2002                 /s/ Sandy B. Sewitch
     --------------------------        --------------------
                                             Chief Financial Officer
                                       (Principal Accounting Officer and
                                       Principal Financial Officer)

                                 CERTIFICATIONS

I, Larry M. Heimendinger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Kinetics ncorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Larry M. Heimendinger
Chief Executive Officer

I, Sandy B. Sewitch, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Kinetics Incorporated;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002

/s/ Sandy B. Sewitch
Chief Financial Officer

                                INDEX TO EXHIBITS



Exhibit Number    Description

99.1 Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section  906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section  906 of the Sarbanes-Oxley Act of 2002.