Form 10-Q
period 2002-11-30
GENERAL KINETICS INC
filed 2003-01-14
CIK 40675

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2002

Commission File Number 0-1738

GENERAL KINETICS INCORPORATED
(Exact Name of Registrant as Specified in its Charter)

Virginia	54-0594435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10688- D Crestwood Drive, Manassas, VA	20109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code 703-331-8803

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares of Registrant’s Common Stock outstanding as of January 10, 2003                    6,718,925 Shares

CAUTIONARY STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Statements contained in this Quarterly Report on Form 10-Q, including, without limitation, as set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact may contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, certain risks and uncertainties may include, but are not limited to, the risk that the Company may not be able obtain and complete sufficient new orders to maintain positive cash flow; the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary; the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis; the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; and the risk that the Company’s Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. Forward-looking statements included in this report are based on information known to GKI as of the date of this report and GKI accepts no obligation (and expressly disclaims any obligations) to update these forward-looking statements and does not intend to do so. Certain of these risks and uncertainties are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission, including this report.

PART I    FINANCIAL INFORMATION

Item 1 - Financial Statements

The unaudited financial statements of General Kinetics Incorporated (“GKI” or the “Company”) set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Revenues, expenses, assets and liabilities vary during the year and generally accepted accounting principles require the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made its best effort in establishing good faith estimates and assumptions. However, actual results may differ. The Company believes that the disclosures made are adequate to make the information presented not misleading.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. These financial statements should be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2002 and 2001 set forth in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2002.

General Kinetics Incorporated
Balance Sheets
November 30, 2002 and
May 31, 2002

	November 30, 2002 (Unaudited)	May 31, 2002 (Audited)
Assets
Current Assets:
Cash and cash equivalents	$227,800	$185,100
Marketable securities	32,700	37,400
Accounts receivable, net of allowance of $71,500 and $70,900	922,200	872,100
Inventories	592,300	906,300
Prepaid expenses and other	33,500	56,800

Total Current Assets	1,808,500	2,057,700

Property, Plant and Equipment	2,944,900	2,925,100
Less: Accumulated Depreciation	(2,187,900)	(2,124,700)

	757,000	800,400
Other Assets	36,700	59,400

Total Assets	$2,602,200	$2,917,500

Liablilities and Stockholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	90,000	90,000
Current maturities of capital lease	18,500	18,500
Accounts payable, trade	326,800	765,900
Accrued expenses and other payables	470,800	577,500

Total Current Liabilities	906,100	1,451,900

Long-Term Debt - less current maturities (including $8,886,800 and $8,855,800 of convertible debentures)	9,243,500	9,256,700
Capital lease - less current maturities	72,700	82,000
Other long-term liabilities	257,200	258,400

Total Long-Term Liabilities	9,573,400	9,597,100

Total Liabilities	10,479,500	11,049,000

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,245,557 shares issued, 6,718,925 shares outstanding	1,811,500	1,811,500
Additional Contributed Capital	7,239,400	7,239,400
Accumulated Deficit	(16,478,000)	(16,732,200)

	(7,427,100)	(7,681,300)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(7,877,300)	(8,131,500)

Total Liabilities and Stockholders’ Deficit	$2,602,200	$2,917,500

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated
Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
Net Sales	$4,253,100	$4,689,200	$1,981,400	$2,620,700
Cost of Sales	3,168,500	3,765,400	1,482,600	2,161,100

Gross Profit	1,084,600	923,800	498,800	459,600

Selling, General & Administrative	723,200	779,900	347,100	384,700
Product Research, Development & Improvement	3,500	—	1,800	—

Total Operating Expenses	726,700	779,900	348,900	384,700

Operating Income	357,900	143,900	149,900	74,900
Interest Expense	(103,700)	(116,700)	(52,200)	(61,100)

Net Income	254,200	27,200	97,700	13,800

Basic Earnings per Share:
Basic Earnings per Share	$0.038	$0.004	$0.015	$0.002
Weighted Average Number of Common Shares Outstanding	6,718,925	6,718,925	6,718,925	6,718,925
Diluted Earnings per Share:
Diluted Earnings per Share	$0.012	$0.003	$0.005	$0.002
Weighted Average Number of Common Shares and Dilutive Equivalents Outstanding	24,708,925	24,708,925	24,708,925	24,708,925

The accompanying notes are an integral part of the above statements.

General Kinetics Incorporated
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	November 30, 2002	November 30, 2001
Cash Flows From Operating Activities:
Net Income	$254,200	$27,200
Adjustments to reconcile net income to net cash used in operating activities:
Unealized loss on marketable securities	4,700	—
Depreciation and amortization	63,200	72,600
Amortization of bond discount	31,000	31,000
(Increase) Decrease in Assets:
Accounts Receivable	(50,100)	(173,900)
Inventories	314,000	(223,300)
Prepaid Expenses	23,300	(22,200)
Other assets	22,700	(14,700)
Increase (Decrease) in Liabilities:
Accounts Payable - Trade	(439,100)	112,000
Accrued Expenses	(106,600)	(51,700)
Other Long Term Liabilities	(1,300)	(19,200)

Net cash provided by (used in) Operating Activites	116,000	(262,200)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(19,800)	(14,800)

Net cash used in Investing Activities	(19,800)	(14,800)

Cash Flows from Financing Activities:
Advances from Factor/Borrowings on Demand Notes Payable	553,000	604,700
Repayments of advances from Factor/ Demand Notes Payable	(553,000)	(401,200)
Principal payments under capital lease	(9,300)	—
Repayments on Long Term Debt	(44,200)	(36,300)

Net cash provided (used in) by Financing Activities	(53,500)	167,200

Net increase (decrease) in cash and cash equivalents	42,700	(109,800)
Cash and Cash Equivalents: Beginning of Period	185,100	388,300

Cash and Cash Equivalents: End of Period	$227,800	$278,500

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$112,500	$124,500

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED
Notes to Condensed Financial Statements
(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed financial statements at November 30, 2002, and for the three months and six months ended November 30, 2002 and November 30, 2001, respectively, include the accounts of General Kinetics Incorporated (“GKI”).

The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles in that certain note information included in the Company’s Annual Report has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

The results of operations for the three-month and six-month periods ended November 30, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months and six months ended November 30, 2002 and 2001:

	Income	Shares	Per Share Amount
Three Months ended Nov 30, 2002:
Basic earnings per share
Income available to common shareholders	$97,700	6,718,925	$0.015
Effect of assumed conversion of convertible debentures, net of tax	23,700	17,990,000	0.010

Dilutive earnings per share	$121,400	24,708,925	$0.005

	Income	Shares	Per Share Amount
Three Months ended Nov 30, 2001:
Basic earnings per share
Income available to common shareholders	$13,800	6,718,925	$0.002
Effect of assumed conversion of convertible debentures, net of tax	23,700	17,990,000	0.000

Dilutive earnings per share	$37,500	24,708,925	$0.002

	Income	Shares	Per Share Amount
Six Months ended Nov 30, 2002:
Basic earnings per share
Income available to common shareholders	$254,200	6,718,925	$0.038
Effect of assumed conversion of convertible debentures, net of tax	47,400	17,990,000	0.0016

Dilutive earnings per share	$301,600	24,708,925	$0.012

	Income	Shares	Per Share Amount
Six Months ended Nov 30, 2001:
Basic earnings per share
Income available to common shareholders	$27,200	6,718,925	$0.004
Effect of assumed conversion of convertible debentures, net of tax	47,368	17,990,000	0.001

Dilutive earnings per share	$74,568	24,708,925	$0.003

Note 3 - Notes Payable

At November 30, 2002 and May 31, 2002, convertible debentures initially issued to clients of Gutzwiller & Partner, AG (“Gutzwiller”), now known as Rabo Investment Management Ltd., are outstanding in an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain registration rights under the Securities Act of 1933, as amended.

Note 4 - Related Party Transactions

In August 2001, Link2It Corporation (“Link2It”), a company formed by Larry Heimendinger and Richard McConnell, both GKI board members, entered into a factoring agreement with the Company, intended to supplement or replace the Company’s prior agreement with Reservoir Capital Corporation (“Reservoir”). The new agreement, which was negotiated at arms length and approved by unanimous vote of the Company’s Board or Directors, is on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects. A new factoring agreement with Link2It, on similar terms, was entered into in April 2002. There were no outstanding advances under the factoring agreement at November 30, 2002. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It. The Company believes that a facility similar to that previously provided by Reservoir should be available from third-party commercial factors provided the Company generates sufficient receivables; however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

Note 5 - Income Taxes

The Company’s estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

GENERAL KINETICS INCORPORATED

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended November 30, 2002 Compared to Three Months Ended November 30, 2001

Net sales for the quarter ended November 30, 2002 were approximately $2.0 million compared to net sales of approximately $2.6 million for the quarter ended November 30, 2001. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the US Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage increased from 17.5% for the quarter ended November 30, 2001 to 25.2% for the quarter ended November 30, 2002. The primary reasons for the increase in the gross profit percentage were the mix of jobs for the current fiscal quarter as compared to the same quarter of the prior fiscal year, along with improved scheduling and planning procedures implemented during the prior fiscal year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, General & Administrative costs were approximately $347,000 for the quarter ended November 30, 2002 as compared to approximately $385,000 for the quarter ended November 30, 2001. The decrease was principally due to cost controls implemented by management during the prior fiscal year.

For the quarter ended November 30, 2002, the Company had operating income of $149,900 compared to operating income of $74,900 for the comparable quarter of the prior year. The improved operating results were due principally to the increase in gross margins discussed above.

Interest expense decreased from $61,100 in the second quarter of fiscal 2002 to $52,200 in the second quarter of fiscal 2003, principally due to a decrease in the use of factored accounts receivable during the second quarter of the current fiscal year.

The Company’s estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Six Months Ended November 30, 2002, Compared to Six Months Ended November 30, 2001

Net sales for the six months ended November 30, 2002 were approximately $4.3 million, compared to net sales of approximately $4.7 million for the six months ended November 30, 2001. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the US Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage increased from 19.7% for the six months ended November 30, 2001 to 25.5% for the six months ended November 30, 2002. The primary reasons for the increase in the gross profit percentage were the mix of jobs for the current fiscal half as compared to the same half of the prior fiscal year, along with improved scheduling and planning procedures implemented during the prior fiscal year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Sales, General & Administrative costs were approximately $723,000 in the first six months of fiscal 2002 as compared to approximately $780,000 in the first six months of the prior fiscal year. The decrease was principally due to cost controls implemented by management during the prior fiscal year.

For the six months ended November 30, 2002, the Company had operating income of $357,900 compared to operating income of $143,900 for the comparable six months of the prior fiscal year. The increase was principally due to the increase in gross margin percentage along with the reduction in operating expenses described above.

Interest expense decreased from $116,700 in the first six months of fiscal 2002 to $103,700 in the first six months of fiscal 2003. This decrease occurred principally because in fiscal 2003 the Company has used slightly less accounts receivable financing to alleviate short-term cash requirements than in the prior fiscal year.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable financing to finance its operations. Although the Company had net income of $254,200 during the first half of fiscal 2003, during fiscal years 2002 and 2001, the Company showed a net loss of approximately $835,400 and $129,800, respectively. In order to generate the working capital required for operations, the Company must generate orders, maintain or increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2003.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its operating costs in order to recover from its liquidity problems and seek to operate profitably for the remainder of fiscal 2003.

The backlog at November 30, 2002 was $1.4 million, as compared to $2.5 million at November 30, 2001. The decrease in backlog is primarily due to a decrease in orders under a large blanket contract with a prime contractor to the US Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy. The Company must increase its level of sales under other contracts in order to make up for the reduction in orders under this contract, and to maintain the first half level of sales for the remainder of the fiscal year. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

In recent months, the Company and, the Company understands, its customers have experienced significant delays in the release of orders under awarded programs, and there can be no assurance that such delays will not continue or become more severe. In the absence of orders released against these rewards or other new business, the Company could experience a material decrease in its level of business, revenues and cash flows.

As of November 30, 2002, the Company had cash and marketable securities totaling $260,500. The Company has faced production issues that have contributed to losses from operations in the prior three fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

Management believes that cash on hand, borrowings from the factoring of accounts receivable, and careful management of operating costs and cash disbursements can enable the Company to meet its cash requirements through the current fiscal quarter, but meeting the Company’s cash requirements through the next twelve months will require an increase in the current order backlog, as well as profitable production and shipment of those orders. The Company may also seek additional funding sources to provide a cushion to handle variances in cash requirements if sales, gross profits and shipment levels fluctuate throughout the fiscal year, or if the Company purchases capital equipment to increase production capacity due to any possible increased sales opportunities. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained operating losses in fiscal years 2002, 2001 and 2000, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable. These factors, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In recent years, the Company had been party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. The Company expects to draw on this facility, or a similar facility, throughout fiscal 2003 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At November 30, 2002, there were no outstanding advances due to Link2It Corporation. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It Corporation. The Company believes that a facility similar to that previously provided by Reservoir should be available from third-party commercial factors provided the Company generates sufficient receivables; however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

The Company had significant amounts payable to trade creditors at November 30, 2002. Current maturities of long-term debt and capital lease obligations amount to $108,500 in fiscal 2003.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including debentures in the principal amount of $585,000 which were purchased by the Manager as to which the Manager is the economic beneficial owner and holds sole voting and dispositive power, and debentures in a principal amount of $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof for which the Manager holds voting and dispositive power.

Analysis of Cash Flows

Operating activities provided $116,000 in cash in the first half of fiscal 2003. This reflects net income of $254,200 plus $98,900 in non-cash expenses, offset by $237,100 in cash to fund changes in working capital items. The cash used to fund changes in working capital items includes a decrease in inventories of $314,000, offset by a decrease in accounts payable of $439,100 and a decrease in accrued expenses of $106,600.

Investing activities used $19,800 in the first half of fiscal 2003. These activities consisted of acquired property, plant and equipment.

Financing activities used $53,500 in the first half of fiscal 2003. These activities consisted primarily of factoring accounts receivable netting to $0, offset by the repayment of certain long-term debt and capital leases.

Management believes that inflation did not have a material effect on the operations of the Company during the first half of fiscal 2003.

Contractual Obligations and Commercial Commitments

The Company’s commitments through May 31, 2007 are comprised of the following at November 30, 2002 (in thousands):

	Through May 31,
	2003	2004	2005	2006	2007	Total
Convertible debentures	$0	$0	$8,995	$0	$0	$8,995
Other notes payable	0	0	40	0	0	40
Real estate mortgage	46	96	101	108	56	407
Capital leases	13	26	26	26	15	106
Operating leases	1	2	2	2	1	8

Total	$60	$124	$9,164	$136	$72	$9,569

Inflation

The Company believes the effects of inflation currently do not have a material impact on its operations, financial position, or cash flows.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted within the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At November 30, 2002, the Company had an allowance for doubtful accounts of $71,500.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk – The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks – The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At November 30, 2002, the Company had total debt of $9.57 million, of which $0.41 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on that portion of the Company’s debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an adverse impact on the Company’s financial results.

Item 4 - Controls and Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s acting Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings.

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

GENERAL KINETICS INCORPORATED

Date: January 14, 2003	/s/ Larry M. Heimendinger
Chairman of the Board (Principal Executive Officer)

Date: January 14, 2003	/s/ Sandy B. Sewitch
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us, by others within the entity, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003

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