Form 10-Q
period 2003-02-28
GENERAL KINETICS INC
filed 2003-04-14
CIK 40675

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report under Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended February 28, 2003	Commission File Number 0-1738

GENERAL KINETICS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-0594435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10688-D Crestwood Drive, Manassas, VA	20109
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, including Area Code

703-331-8033

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock outstanding as of April 4, 2003

7,118,925 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Statements contained in this Quarterly Report on Form 10-Q, including, without limitation, as set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, as well as oral statements that may be made by the Company or by officers, directors or employees of the Company acting on the Company’s behalf, that are not historical fact, may contain forward-looking statements. Forward-looking statements involve risks and uncertainties. They are not historical facts or guarantees of future performance or events. They are based on current expectations, estimates, beliefs, assumptions, goals and objectives, and are subject to uncertainties that are difficult to predict. In particular, certain risks and uncertainties may include, but are not limited to, the risk that the Company may not be able to obtain and complete sufficient new orders to maintain positive cash flow; the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary; the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis; the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; the risk that U.S. defense spending may be substantially reduced; and the risk that the Company’s Common Stock will not continue to be quoted on the NASD OTC Bulletin Board services. Forward-looking statements included in this report are based on information known to the Company as of the date of this report and the Company accepts no obligation (and expressly disclaims any obligation) to update these forward-looking statements and does not intend to do so. Certain of these risks and uncertainties are described in the Company’s reports and statements filed from time to time with the Securities and Exchange Commission, including this report.

PART I    FINANCIAL INFORMATION

Item 1 – Financial Statements

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

GENERAL KINETICS INCORPORATED

BALANCE SHEETS

February 28, 2003 and May 31, 2002

	February 28, 2003	May 31, 2002
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$625,500	$185,100
Marketable securities	32,600	37,400
Accounts receivable, net of allowance of $71,500 and $70,900	357,200	872,100
Inventories	472,600	906,300
Prepaid expenses and other	26,500	56,800

Total Current Assets	1,514,400	2,057,700

Property, Plant and Equipment	2,958,400	2,925,100
Less: Accumulated Depreciation	(2,227,300)	(2,124,700)

	731,100	800,400

Other Assets	15,000	59,400

Total Assets	$2,260,500	$2,917,500

Liabilities and Stockholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	90,000	90,000
Current maturities of capital lease	18,500	18,500
Accounts payable, trade	222,800	765,900
Accrued expenses and other payables	383,000	577,500
Deferred Revenue	81,700	—

Total Current Liabilities	796,000	1,451,900

Long-Term Debt—less current maturities (including $8,704,300 and $8,855,800 of convertible debentures)	9,038,200	9,256,700
Capital lease—less current maturities	67,800	82,000
Other long-term liabilities	256,600	258,400

Total Long-Term Liabilities	9,362,600	9,597,100

Total Liabilities	10,158,600	11,049,000

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 and 6,718,925 shares outstanding	1,911,500	1,811,500
Additional Contributed Capital	7,337,300	7,239,400
Accumulated Deficit	(16,696,700)	(16,732,200)

	(7,447,900)	(7,681,300)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(7,898,100)	(8,131,500)

Total Liabilities and Stockholders’ Deficit	$2,260,500	$2,917,500

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended		Three Months Ended
	28-Feb 2003	28-Feb 2002	28-Feb 2003	28-Feb 2002
Net Sales	$5,488,800	$6,740,900	$1,235,700	$2,051,700
Cost of Sales	4,345,100	5,764,400	1,176,600	1,999,000

Gross Profit	1,143,700	976,500	59,100	52,700

Selling, General & Administrative	955,600	1,120,100	232,300	340,200
Manufacturing Start Up Costs	—	265,100	—	265,100
Product Research, Development & Improvement	3,500	—	—	—

Total Operating Expenses	959,100	1,385,200	232,300	605,300

Operating Income (Loss)	184,600	(408,700)	(173,300)	(552,600)
Interest Expense	(149,100)	(176,700)	(45,400)	(60,000)

Net Income (Loss)	35,500	(585,400)	(218,700)	(612,600)

Basic Earnings (Loss) per Share:
Basic Earnings (Loss) per Share	$0.005	$(0.087)	$(0.031)	$(0.091)
Weighted Average Number of Common Shares Outstanding	7,118,925	6,718,925	7,118,925	6,718,925
Diluted Earnings (Loss) per Share:
Diluted Earnings (Loss) per Share	$0.004	$(0.087)	$(0.031)	$(0.091)
Weighted Average Number of Common Shares and Dilutive Equivalents Outstanding	24,708,925	6,718,925	7,118,925	6,718,925

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	February 28, 2003	February 28, 2002
Cash Flows From Operating Activities:
Net Income	$35,500	$(585,400)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Unealized loss on marketable securities	4,800	—
Depreciation and amortization	102,600	115,100
Amortization of bond discount	46,400	46,500
Bad debt provision	(600)	(14,800)
(Increase) Decrease in Assets:
Accounts Receivable	515,500	234,700
Inventories	433,700	365,100
Prepaid Expenses	30,300	(12,700)
Other assets	44,400	(24,800)
Increase (Decrease) in Liabilities:
Accounts Payable—Trade	(543,100)	(191,900)
Accrued Expenses	(194,500)	51,800
Deferred Revenue	81,700	—
Other Long Term Liabilities	(1,800)	(28,800)

Net cash provided by (used in) Operating Activites	554,900	(45,200)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(33,300)	(39,600)
Collection of notes receivable	—	—

Net cash provided by (used in) Investing Activities	(33,300)	(39,600)

Cash Flows from Financing Activities:
Advances from Factor/Borrowings on Demand Notes Payable	55,300	1,148,500
Repayments of advances from Factor/
Demand Notes Payable	(55,300)	(974,200)
Principal payments under capital lease	(14,200)	—
Repayments on Long Term Debt	(67,000)	(59,800)

Net cash used in Financing Activities	(81,200)	(114,500)

Net increase in cash and cash equivalents	440,400	29,700
Cash and Cash Equivalents: Beginning of Period	185,100	388,300

Cash and Cash Equivalents: End of Period	$625,500	$418,000

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$149,100	$147,800

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The unaudited condensed financial statements at February 28, 2003, and for the three months and nine months ended February 28, 2003 and February 28, 2002, include the accounts of General Kinetics Incorporated (“GKI” or the “Company”).

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

The results of operations for the three-month and nine-month periods ended February 28, 2003, are not necessarily indicative of the results to be expected for the full year.

Note 2 – Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Due to losses in the quarter ended February 28, 2003, and the quarter and nine months ended February 28, 2002, diluted earnings per share is the same as basic earnings per share for those periods. The following tables presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the nine months ended February 28, 2003:

Nine months ended Feb 28, 2003:	Income	Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$35,500	7,118,925	$0.005
Effect of assumed conversion of convertible debentures, net of tax	65,962	17,590,000	0.004

Dilutive earnings per share	$101,462	24,708,925	$0.004

Note 3 – Notes Payable

At February 28, 2003 and May 31, 2002, convertible debentures initially issued to clients of Gutzwiller & Partner, AG (“Gutzwiller”), now known as Rabo Investment Management Ltd., are outstanding in an aggregate principal amount of approximately $9.0 million, mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain registration rights under the Securities Act of 1933, as amended.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger is the managing member, purchased from third parties a portion of the Company’s outstanding convertible debentures in a principal amount of $5,800,000.

Note 4 – Related Party Transactions

In August 2001, Link2It Corporation (“Link2It”), a company formed by Larry Heimendinger and Richard McConnell, both GKI board members, entered into a factoring agreement with the Company, intended to supplement or replace the Company’s prior agreement with Reservoir Capital Corporation (“Reservoir”). The new agreement, which was negotiated at arms length and approved by unanimous vote of the Company’s Board of Directors, is on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects. A new factoring agreement with Link2It, on similar terms, was entered into in April 2002. There were no outstanding advances under the factoring agreement at February 28, 2003. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It. The Company believes that a facility similar to that previously provided by Reservoir should be available from third-party commercial factors provided the Company generates sufficient receivables; however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

Manassas Partners LLC, which on March 12, 2003, purchased from third parties $5,800,000 principal amount of the Company’s already outstanding convertible debentures, is a Delaware limited liability company of which Larry Heimendinger, the chairman of the Company’s Board of Directors, is the managing member and of which Richard McConnell, a director of the Company, and Richard Munczenski, an officer of the Company, are members. By their terms the debentures held by Manassas Partners LLC would be immediately convertible, in whole or in part, into an aggregate of up to 11,600,000 shares of the Company’s common stock.

Note 5 – Income Taxes

The Company’s estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Note 6 – Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. The standard requires companies to recognize cost associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination cost and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. Previous accounting guidance provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Cost to Exit an Activity (including Certain Costs Incurred in a Restructuring)” is replaced by this statement. Statement 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not anticipate that the adoption of this statement will have a significant effect on the Company’s financial statements.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation— Transition and Disclose.” SFAS No. 148 amends SFAS No. 123 “Accounting for Stock-Based Compensation.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation and requires pro forma disclosures of the effect on net income had the fair value method been used to be included in the financial statements and disclosure of the effect of the transition method used if the accounting method was changed, among other things. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company plans to continue using the intrinsic value method of accounting for stock based compensation and therefore the new rule will have no effect on the Company’s financial condition or results of operation. The Company will adopt the new standard related to disclosure effective June 1, 2003.

GENERAL KINETICS INCORPORATED

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended February 28, 2003 Compared to Three Months Ended February 28, 2002

Net sales for the three months ended February 28, 2003 were approximately $1.24 million compared to net sales of approximately $2.05 million for the quarter ended February 28, 2002. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage increased to 4.8% for the quarter ended February 28, 2003 from 2.6% for the quarter ended February 28, 2002. The primary reason for the increase in gross profit margins was changes in the mix of jobs produced in the quarter ended February 28, 2003 as compared to the job mix in the quarter ended February 28, 2002.

Selling, General & Administrative costs were approximately $232,300 in the third quarter of fiscal 2003 as compared to approximately $340,200 in the corresponding quarter of the prior fiscal year. The reduction was principally due to cost reduction measures during the third quarter of fiscal 2003, including salary decreases, put into place by management in response to the reduced backlog and shipping levels.

The Company recognized $265,100 in manufacturing start-up costs related to a large blanket contract with a U.S. Navy prime contractor in the third quarter of the prior fiscal year.

For the three months ended February 28, 2003, the Company had an operating loss of $173,300 compared to an operating loss of $552,600 for the comparable quarter of the prior fiscal year. The decrease was due primarily to the manufacturing start-up costs recorded in the prior fiscal year, and the increase in gross profit margins and decreases in selling, general, and administrative costs described above.

Interest expense was $45,400 in the third quarter of fiscal 2003 compared to $60,000 in the third quarter of fiscal 2002. The decrease was due to a decrease in the factoring of accounts receivable in the quarter ended February 28, 2003 as compared to the quarter ended February 28, 2002.

The Company’s estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Nine Months Ended February 28, 2003 Compared to Nine Months Ended February 28, 2002

Net sales for the nine months ended February 28, 2003 were approximately $5.5 million, as compared to net sales of approximately $6.7 million for the nine months ended February 28, 2002. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage increased from 14.5% for the nine months ended February 28, 2002 to 20.8% for the nine months ended February 28, 2003. The primary reasons for the increase in the gross profit percentage were the mix of jobs for the current fiscal year as compared to the same nine months of the prior fiscal year, along with improved scheduling and planning procedures implemented during the prior fiscal year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, General & Administrative costs were approximately $955,600 in the first nine months of fiscal 2003 as compared to approximately $1.12 million in the first nine months of the prior fiscal year. The reduction was principally due to cost reduction measures during the third quarter of fiscal 2003, including salary decreases, put into place by management in response to reduced backlog and shipping levels.

The Company recognized $265,100 in manufacturing start-up costs related to a large blanket contract with a U.S. Navy prime contractor in the third quarter of the prior fiscal year.

For the nine months ended February 28, 2003, the Company had operating income of $184,600 compared to an operating loss of $408,700 for the comparable nine months of the prior fiscal year. The improvement was due primarily to the increase in gross profit margins and decrease in selling, general, and administrative costs described above, and to the manufacturing start-up costs recorded in the prior fiscal year.

Interest expense was $149,100 in the first nine months of fiscal 2003 compared to $176,700 in the first nine months of fiscal 2002. The decrease was due to a decrease in the factoring of accounts receivable in the nine months ended February 28, 2003 as compared to the nine months ended February 28, 2002.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable financing to finance its operations. Although the Company had net income of $35,500 during the first nine months of fiscal 2003, there was a loss of approximately $218,700 during the current fiscal quarter. During fiscal years 2002 and 2001, the Company showed a net loss of approximately $835,400 and $129,800, respectively. In order to generate the working capital required for operations, the Company must generate orders, maintain or increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2003.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its operating costs in order to recover from its liquidity problems and seek to operate profitably for the remainder of fiscal 2003.

The backlog at February 28, 2003 was $497,000, as compared to $1.6 million at February 28, 2002. The decrease in backlog is primarily due to a decrease in orders under a large blanket contract with a prime contractor to the US Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy. The Company must increase its level of sales under other contracts in order to make up for the reduction in orders under this contract, and to maintain a sales level that will provide positive cash flow for the remainder of the fiscal year. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

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

As of February 28, 2003, the Company had cash and marketable securities totaling $658,100. The Company has faced production issues that have contributed to losses from operations in the prior three fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. However, during the current quarter management implemented cost reductions, including salary reductions, in response to low net sales and order backlog.

Management believes that unless there is an increase in the shippable order backlog, the Company may not be able to meet its cash requirements through the current fiscal quarter with cash on hand and borrowings from the factoring of accounts receivable. Meeting the Company’s cash requirements through the next twelve months will also require an increase in the current order backlog, as well as profitable production and shipment of those orders. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained operating losses in the current quarter and in fiscal years 2002, 2001 and 2000, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These factors, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

In recent years, the Company had been party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provides for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both directors of the Company, entered into a new factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. The Company expects to draw on this facility, or a similar facility, during fiscal 2003 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At February 28, 2003, there were no outstanding advances due to Link2It Corporation. At some point during fiscal 2003 the factoring of accounts receivable may no longer be available from Link2It Corporation. The Company believes that a facility similar to that previously provided by Reservoir should be available from third-party commercial factors provided the Company generates sufficient receivables; however, there can be no assurance whether, or on what terms, the Company can obtain such a facility in the future.

The Company had significant amounts payable to trade creditors at February 28, 2003. Current maturities of long-term debt and capital lease obligations amount to $108,500 in fiscal 2003.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $9.0 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated November 9, 2001, the Manager indicated that it might be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including debentures in the principal amount of $585,000 which were purchased by the Manager as to which the Manager was the economic beneficial owner and held sole voting and dispositive power, and debentures in a principal amount of $7,300,000 held in client accounts managed by the Manager on behalf of various clients who held beneficial economic ownership thereof for which the Manager held voting and dispositive power. On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger is the managing member, purchased from third parties a portion of the Company’s outstanding convertible debentures in a principal amount of $5,800,000.

The Company does not expect that its cash flow and capital resources will be sufficient to repay or refinance in full the approximately $9.0 million principal amount of outstanding convertible debentures currently scheduled to mature in August 2004. At present, the Company has decided on no specific plans with respect to the maturity of the debentures, but it expects to continue to review the situation and consider its potential alternatives during the coming fiscal year.

Analysis of Cash Flows

Operating activities provided $554,900 in cash in the first nine months of fiscal 2003. This reflects net income of $35,500, $153,200 in non-cash expenses, and $366,200 in cash to fund changes in working capital items. The cash generated by changes in working capital items includes a decrease in inventories of $433,700 and a decrease in accounts receivable of $515,500, partially offset by an decrease in accounts payable of $543,100 and a decrease in accrued expenses of $194,500. The decrease in inventories and accounts receivable was primarily due to the reduction in sales and order backlog.

Investing activities used $33,300 in the first three quarters of fiscal 2003. These activities consisted of acquired property, plant and equipment.

Financing activities used $81,200 in the first three quarters of fiscal 2003. These activities consisted primarily of the repayment of certain long-term debt.

Contractual Obligations and Commercial Commitments

The Company’s commitments through May 31, 2007 are comprised of the following at February 28, 2003 (in thousands):

	Through May 31,
	2003	2004	2005	2006	2007	Total
Convertible debentures	$0	$0	$8,795	$0	$0	$8,795
Other notes payable	0	0	40	0	0	40
Real estate mortgage	23	96	101	108	56	384
Capital leases	6	26	26	26	15	99
Operating leases	3	2	2	2	1	10

Total	$32	$124	$8,964	$136	$72	$9,328

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

Work in process inventory represents actual production costs, including manufacturing overhead costs incurred to date, reduced by amounts identified with revenue recognized on units delivered. The costs attributable to units delivered are based on the estimated average costs of all units expected to be produced under multi-unit orders. Estimated costs to complete are based on historical experience and knowledge of building similar products. On an on-going basis, the Company evaluates the estimates of total costs to complete a multi-unit order. Work in process is reduced by charging any amounts in excess of estimated net realizable value to cost of sales as soon as they become known. Interim inventories are determined by application of estimated gross profit margins to sales.

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At February 28, 2003, the Company had an allowance for doubtful accounts of $71,500.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk – The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks – The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At February 28, 2003, the Company had total debt of $9.22 million, of which $0.38 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on that portion of the Company’s debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an adverse impact on the Company’s financial results.

Item 4 – Controls and Procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s acting Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act.

PART II    OTHER INFORMATION

Item 6 – Exhibits and Reports on Form 8-K

(a) Exhibits

3.1    Amended and Restated By-Laws

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

GENERAL KINETICS INCORPORATED

Date:	April 14, 2003	/s/ Larry M. Heimendinger
Chairman of the Board (Principal Executive Officer)

Date:	April 14, 2003	/s/ Sandy B. Sewitch
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 14, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us, by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: April 14, 2003

/s/    Sandy B. Sewitch

Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Amended and Restated By-Laws

99.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.