Form 10-K
period 2003-05-31
GENERAL KINETICS INC
filed 2003-08-29
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

Commission File No. 0-1738

GENERAL KINETICS INCORPORATED

(Exact Name of Registrant as specified in its Charter)

Virginia	54-0594435
(State of Incorporation)	(IRS Employer Identification No.)

10688-D Crestwood Drive, Manassas, VA	20109
(Address of principal executive offices)	(Zip Code)

(703) 331-8033

Registrant’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, $0. 25 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASD OTC Bulletin Board, was approximately $104,419. Shares of Common Stock held by the executive officers, directors and under the Registrant’s ESOP have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant’s Common Stock, $0.25 par value, as of August 15, 2003, was 7,118,925

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s 2003 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•	the risk that the Company may not be able to obtain and complete sufficient new orders to maintain positive cash flow;

•	the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary, including the risk that it will not be able to repay or refinance in full the approximately $8.8 million principal amount of its outstanding convertible debentures currently scheduled to mature in August 2004;

•	the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;

•	the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company;

•	the risk that U.S. defense spending may be substantially reduced; and

•	the risk that the Company’s Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what the Company expects. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

PART I

ITEM 1 – BUSINESS

(a) General Development of Business

General Kinetics Incorporated (the “Company” or “GKI”) designs and manufactures high-quality precision enclosures for electronic systems, principally for sale to the U.S. Department of Defense and the U.S. Navy.

The Company was founded as a Virginia corporation in 1954 and its common stock became publicly traded in November 1961.

Beginning in December 1992, and ending in August 1994, the Company’s operations were financed to a significant extent by debt and equity investments made by clients of Gutzwiller & Partner, A.G.(“Gutzwiller”), a corporation formed under the laws of Switzerland, now known as Rabo Investment Management Ltd. (the “Manager”). At May 31, 2003, convertible debentures initially issued to clients of Gutzwiller were outstanding in an aggregate principal amount of approximately $8.8 million. Such debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

In a Schedule 13-D/A filed with the SEC dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures in an aggregate principal amount of $7,885,000, including debentures in an aggregate principal amount of $585,000 which were purchased by the manager to which the Manager is the economic beneficial owner of and holds sole voting and dispositive power, and $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof to which the Manager holds voting and dispositive power. Such Schedule 13D/A also indicated

that the Manager may be deemed to be the beneficial owner of an aggregate of 1,715,000 outstanding shares of the Company’s common stock, including 242,700 shares purchased by the Manager to which the Manager is the economic beneficial owner of and holds sole voting and dispositive power and 1,472,300 shares held in client accounts.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s outstanding convertible debentures in an aggregate principal amount of $5,800,000.

(b) Financial Information About Industry Segments

The Company is currently operating in a single industry segment.

(c) Narrative Description of Business

The Business

General

The Company designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The Company is a manufacturing and engineering services company which produces build-to-print as well as custom engineered products. The Company has manufactured electronics-ready enclosures and mounting systems for over 40 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect sensitive electronic communication and detection equipment from shock and vibration. The principal customer for these products is the U.S. Navy which, directly or indirectly through its prime contractors, accounted for 93%, 94%, and 91% of the Company’s revenues in fiscal 2003, 2002 and 2001, respectively. The Company sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Lockheed Martin, Raytheon, SAIC, Northrop Grumman, and DRS Laurel Technologies.

Strategy

The Company’s long-term goals are to increase market penetration with the Department of Defense, and to expand into the non-

government marketplace by targeting build-to-print or engineering design opportunities for enclosures and related products. The Company entered the commercial enclosure marketplace in fiscal 2000. The current strategy for these products is to concentrate on selling high-end precision enclosures through a small network of U.S. sales representatives. The Company does not expect the non-government marketplace to provide a significant portion of the Company’s sales during fiscal 2004. Management intends to use its current sales force and build on its reputation for quality to expand sales to the U.S. Navy and other agencies within the government.

The Company plans to finance its strategy for fiscal 2004 through cash on hand as of May 31, 2003, careful management of operating expenses, factoring accounts receivable to alleviate short-term cash requirements, and cash flow generated through operations. The Company may also seek additional sources of debt or equity financing to allow it to meet cash commitments if sales and shipment levels fluctuate throughout the fiscal year.

Products

The Company’s principal products are enclosures, such as racks, cabinets, consoles, and mounting platforms for sophisticated electronic systems generally made in accordance with specific client requirements. The Company has developed a series of consoles and enclosures to offer as commercial-off-the-shelf products to be sold to prime contractors for contracts in the defense community that require this type of enclosure. These consoles and enclosures provide an environment that makes it possible to use commercial electronics while meeting the need for combat ready systems.

The Company’s production processes cover a wide range of operations, including high volume production using tight tolerance, military-specified engineering requirements. Military specifications for metal fabrication and machinery require geometric dimensioning to and from fabricated areas to datums within ten thousandths (.0001) of an inch of their true fabricated position, and the machining of parts to a size of plus or minus one thousandth (.001) of an inch of their specified dimension. Furthermore, the Company has in-plant facilities to test for radio frequency interference (R.F. testing) as it is required to certify certain products. The Company fabricates metal cabinets and other products from sheet aluminum and steel and other metal components, all of which are readily available from numerous domestic suppliers. The manufactured products must satisfy the close-tolerance specifications of its customers and are subjected to in-house sound testing to ensure that the levels of noise emanating from the enclosures at various frequencies are within customer specifications. The Company’s products have high visibility in such programs as AEGIS and other major U.S. Government programs.

Customers

During fiscal years 2003, 2002, and 2001, the Company sold 93%, 94%, and 91%, respectively, of its products to the U.S. Government, principally to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the Company, unless offset by greater market penetration or new sales to other government and commercial customers. In addition, the Company’s U.S. Government contracts and, in general, its subcontracts with the U.S. Government’s prime contractors provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.

Marketing and Sales

The Company currently markets its products through a direct sales force and through outside agencies. The Company also participates in industry trade shows as a means of contacting new and existing customers and introducing new products.

Backlog

The Company sells its products pursuant to both long and short-term contracts with scheduled backlog and delivery orders. Amounts are not carried in backlog until the related contracts receive government funding (in the case of government contracts) and, in any event, delivery orders are released to the Company. Once an order is received, production and delivery can be scheduled, but in some instances dates can be delayed by changing requirements of government or commercial customers.

The Company’s contract backlog as of May 31, 2003 and May 31, 2002 was approximately $1.4 million and $1.9 million, respectively. All of the $1.4 million backlog at May 31, 2003 is expected to be shipped during fiscal 2004. The Company does not believe that seasonal fluctuations play a significant role in the backlog for its business.

Competition

The Company operates in a mature, highly fragmented market with intense competition. The principal elements of competition are price, the ability to deliver products in accordance with major U.S. Government and prime contractor production schedules, technical expertise, quality, service and support. The Company believes that the Company competes with approximately 25 other manufacturers of electronic enclosures, including, in some instances, major prime contractors, which are also customers of the Company. Certain of the Company’s competitors have significantly greater financial, marketing and technological resources than the Company.

Research and Development

The Company expects research and development activities to total less than $50,000 during fiscal 2004. No material research and development expenses were incurred in fiscal 2003, 2002 or 2001.

The U.S. Government Procurement Process

The majority of the Company’s fiscal 2003 revenue was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Navy. Revenue from these sales represented approximately 93% of the Company’s total revenue in fiscal 2003. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company’s sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company’s U.S. Government contracts and, in general, its subcontracts with the U.S. Government’s prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company estimates that substantially all of the Company’s fiscal 2003 revenue was derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss.

There were no terminations for convenience in fiscal 2003, 2002, or 2001. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default of any contract awarded to the Company.

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

The Company’s sales to the U.S. Government are subject to numerous other factors beyond the Company’s control that generally apply to other U.S. Government contractors, including fluctuations and delays resulting from the appropriations process, the outcome of competition for contracts, and reductions in levels of military and other agencies’ spending.

Employees and Labor Agreements

As of May 31, 2003, the Company had 63 employees, all located in the United States. Of the 63 employees, 17 were salaried and 46 were paid by the hour. At that date, on a Company-wide basis, there were 2 employees in engineering, 1 employee in sales and marketing, 51 employees in manufacturing and assembly operations, and 9 employees in an executive capacity or in finance and administration. Thirty-seven of the Company’s employees were represented by the International Brotherhood of Electrical Workers Union (the “Union”) in Johnstown, Pennsylvania. The Company and the Union are working under a five-year collective bargaining agreement that will expire on May 31, 2004. The Company considers its employee relations to be good.

Environmental Matters

The Company uses limited amounts of hazardous materials in its production process, primarily in the treatment of metal components. All such materials are disposed of by independent certified carriers. The Company believes it operates its facilities in compliance, in all material respects, with all existing federal, state and local environmental regulations.

Pursuant to the requirements of applicable federal, state, and local statutes and regulations, the Company believes it has received all of the environmental permits and approvals necessary for the operations of its facilities.

(d) Financial Information about Geographic Areas

The Company has not had significant foreign operations or export sales.

ITEM 2 – PROPERTIES

The Company maintains its executive offices in a leased facility in Northern Virginia that is approximately 1,850 square feet.

The Company’s manufacturing facilities are presently located in a 56,000 square foot industrial manufacturing plant in Johnstown, Pennsylvania that is owned by the Company. A small portion of the Johnstown facility is leased to unrelated third parties. The Johnstown facility is subject to a mortgage held by a local banking institution. The real estate mortgage agreement contains a subjective covenant that could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

The Company believes that its present facilities are adequate to meet its current production requirements.

ITEM 3 – LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings, to which the Company is a party or of which any of its property is the subject.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

PART II

ITEM 5 – MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, $.25 par value per share, is quoted on the Over the Counter (“OTC”) Bulletin Board, under the symbol “GKIN”. The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

Quarter Ended	High	Low
May 31, 2003	$0.09	$0.02
February 28, 2003	$0.06	$0.011
November 30, 2002	$0.035	$0.011
August 31, 2002	$0.045	$0.03
May 31, 2002	$0.055	$0.045
February 28, 2002	$0.06	$0.045
November 30, 2001	$0.07	$0.04
August 31, 2001	$0.08	$0.05

The number of holders of record of the Company’s Common Stock, $.25 par value, as of August 15, 2003, was 1,004.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 – SELECTED FINANCIAL DATA

The following sets forth certain selected financial data for each of the years in the five-year period ended May 31, 2003. The statement of operations data for the fiscal years ended May 31, 2003, 2002, 2001 and the balance sheet data at May 31, 2003 and 2002 are derived from and are qualified by reference to the financial statements of the Company audited by BDO Seidman, LLP, the Company’s independent certified public accountants, included elsewhere, herein. The statement of operations data for the fiscal years ended May 31, 2000 and 1999 and the balance sheet data at May 31, 2000, 1999 and 1998 are derived from financial statements of the Company also audited by BDO Seidman, LLP, but not included herein. The financial data should be read in conjunction with, and are qualified by reference to, the financial statements and related notes and other financial information and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Years ended May 31
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$7,490	$8,833	$8,259	$8,870	$6,377
Cost of sales	6,429	7,828	6,736	7,691	5,107

Gross profit	1,061	1,005	1,523	1,179	1,270
Selling, general, and administrative expenses	1,723	1,514	1,565	1,559	1,203
Product R&D, and improvement	0	0	43	0	3
Manufacturing Start-Up Costs	0	0	0	265	0
Provision for Note Receivable	13	0	0	0	0

Operating income (loss)	(675)	(509)	(85)	(645)	64
Gain on Note Settlement	0	279	0	0	0
Other Income	0	0	175	37	0
Interest expense, net	(241)	(299)	(220)	(227)	(195)

Loss before extraordinary item	(916)	(529)	(130)	(835)	(131)
Extraordinary gain from debt extinguishment	67	0	0	0	0

Loss before income taxes	(849)	(529)	(130)	(835)	(131)
Provision for income taxes	0	0	0	0	0

Net Loss	$(849)	$(529)	$(130)	$(835)	$(131)

Basic and Diluted Earnings Per Share:
Loss before extraordinary item per share	(.136)	(.079)	(.019)	(.124)	(.019)
Income from extraordinary item per share	.010	.000	.000	.000	.000
Basic loss per share	(.126)	(.079)	(.019)	(.124)	(.019)
Weighted average common shares outstanding	6,719	6,719	6,719	6,719	6,899
Cash dividends per common share	0	0	0	0	0

Balance Sheet and Other Data:

	May 31,
	1999	2000	2001	2002	2003
	(in thousands)
Working capital	$1,570	$1,381	$1,351	$606	$556
Cash	307	958	388	185	114
Total assets	4,685	4,130	4,009	2,918	2,156
Net property, plant & equipment	1,016	925	802	800	703
Capital expenditures	174	93	34	46	50
Long-term liabilities	9,580	9,570	9,551	9,597	9,334
Total Stockholders’ Deficit	$(6,638)	$(7,166)	$(7,296)	$(8,132)	$(8,065)

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF                   OPERATIONS

Results of Operations

The following table sets forth items from the Company’s statements of operations for fiscal years 2001, 2002 and 2003 (each ended May 31), as a percentage of revenue.

Percent of Revenue

	2001	2002	2003
Net sales	100.0%	100.0%	100.0%

Gross profit	18.4%	13.3%	19.9%
Operating expenses	(19.4)%	(20.6)%	(18.9)%

Operating income (loss)	(1.0)%	(7.3)%	1.0%
Interest expense	(2.7)%	(2.5)%	(3.0)%
Other Income	2.1%	0.4%	0.0%

Net loss	(1.6)%	(9.4)%	(2.0)%

Fiscal Year 2003 Compared to Fiscal Year 2002

Net sales for fiscal 2003 were approximately $6.4 million as compared with $8.9 million for fiscal 2002, representing a decrease of 28%. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The principal customer for the Company’s products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 93% of the Company’s revenues in fiscal year 2003. The Company’s sales to the U.S, Government and its prime contractors represented approximately 94% and 91% of total net sales during the Company’s fiscal years ended May 31, 2002 and May 31, 2001, respectively, and are expected to continue to account for a substantial portion of the Company’s revenues for the foreseeable future. The Company’s contracts with the United States Government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in U.S. Government defense spending could adversely affect the Company’s operating results. While the Company is not aware of present or anticipated reductions in United States Government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in United States Government defense spending in general will not have an adverse effect on sales of the Company’s products in the future.

Gross profit for fiscal 2003 was approximately $1.3 million compared with approximately $1.2 million for fiscal 2002. Gross profit as a percentage of sales increased from 13.3% in fiscal 2002 to 19.9% in fiscal 2003. The primary reasons for the increase in the gross profit percentage were the mix of jobs for the current fiscal year as compared to the prior fiscal year, along with improved scheduling and planning procedures implemented during the prior fiscal year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Operating expenses for fiscal 2003 were approximately $1.2 million compared with $1.8 million for fiscal 2002. The decrease from fiscal 2002 was partially due to the Company recognizing, in 2002, $265,100 in start-up costs related to a large blanket contract with a U.S. Navy prime contractor. The Company incurred significant costs in planning, implementing, and training employees for the new production process related to this contract. In accordance with generally accepted accounting principles, the Company expensed these start-up costs. No such costs were incurred in fiscal 2003. In addition, the reduction was partially due to cost control measures during the third and fourth quarters of fiscal 2003, including salary reductions implemented by management in response to reduced backlog and shipping levels.

During fiscal 2002, the Company recorded $37,400 in “other

income” related to stock issued to the Company in December 2001 by Prudential Financial upon its conversion from a mutual company to a stock company.

Interest Expense

Interest expense decreased to $195,200 in fiscal 2003 as compared to $227,800 in fiscal 2002. This decrease occurred principally because interest expense from factoring accounts receivable was $12,000 in fiscal 2003 as compared to $29,500 in fiscal 2002.

The overall net loss was $131,400 for fiscal 2003 as compared to a net loss of $835,400 in fiscal 2002. The decrease in the loss was primarily due to the increase in gross profits, the reduction in operating expenses, and the prior year manufacturing start-up costs discussed above.

Income Taxes

The Company had no income tax provision in fiscal 2003 or fiscal 2002 due to the net losses. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which have a lower effective tax rate than the statutory rate of 34%.

Fiscal Year 2002 Compared to Fiscal Year 2001

Net sales for fiscal 2002 were approximately $8.9 million as compared with $8.3 million for fiscal 2001, representing an increase of 7.2%. The increase was due primarily to sales totaling $3.5 million under a large contract with a prime contractor to the U.S. Navy in fiscal 2002 as compared to sales of $1.3 million in fiscal 2001 for the same U.S. Navy program.

The principal customer for the Company’s products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 94% of the Company’s revenues in fiscal year 2002. The Company’s sales to the United

States Government and its prime contractors represented approximately 94% and 91% of total net sales during the Company’s fiscal years ended May 31, 2002 and May 31, 2001, respectively.

Gross profit for fiscal 2002 was approximately $1.2 million compared with approximately $1.5 million for fiscal 2001. Gross profit as a percentage of sales decreased from 18.4% in fiscal 2001 to 13.3% in fiscal 2002. The primary reasons for the decrease in gross profit margins were changes in the mix of jobs produced in the year ended May 31, 2002 as compared to the job mix in the year ended May 31, 2001. The mix of jobs produced in the year ended May 31, 2002 required more machine shop hours than the prior year, and a larger amount of the machine shop work was outsourced to subcontractors, at a higher cost per hour, during fiscal year 2002. In order to increase machine shop capacity and reduce the amount of outsourcing for machined parts, the Company entered into a lease purchase agreement for a new vertical machining center that was put into service in December 2001.

Operating expenses for fiscal 2002 were approximately $1.8 million compared with $1.6 million for fiscal 2001. The increase in fiscal 2002 was principally due to the Company’S recognizing $265,100 in start-up costs related to a large blanket contract with a U.S. Navy prime contractor. The Company incurred significant costs in planning, implementing, and training employees for the new production process related to this contract. In accordance with generally accepted accounting principles, the Company has expensed these start-up costs. During the fiscal year ended May 31, 2001, the Company incurred $42,800 in product research, development & improvement costs related to the initial development work on a new enclosure product. No such costs were incurred in fiscal 2002.

During fiscal 2002, the Company recorded $37,400 in “other income” related to stock issued to the Company in December 2001 by Prudential Financial upon its conversion from a mutual company to a stock company. During the fiscal year ended May 31, 2001, the Company recorded $175,000 in “other income” related to the collection of notes receivable due from Link2It, LLC that had been fully reserved in the prior fiscal year (see Note 4 to the financial statements).

Interest Expense

Interest expense increased slightly to $227,800 in fiscal 2002 from $219,700 in fiscal 2001. This increase occurred principally because interest expense from factoring accounts receivable was

$29,500 in fiscal 2002 as compared to $9,300 in fiscal 2001.

The overall net loss in fiscal 2002 was $835,400 as compared to a net loss of $129,800 in fiscal 2001. The increased loss was primarily due to the decrease in gross profits and the manufacturing start-up costs discussed above.

Income Taxes

The Company had no income tax provision in fiscal 2002 or fiscal 2001 due to the net losses. Under SFAS 109, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During fiscal years 2003 and 2002, the Company incurred net losses of approximately $131,400 and $835,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2004.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its operating costs in order to recover from its liquidity problems and seek to operate profitably for fiscal 2004.

The backlog at May 31, 2003 was $1.4 million, as compared to $1.9 million at May 31, 2002. The decrease in backlog is primarily due to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy. The Company must increase its level of sales under other contracts in order to make up for the reduction in orders under this contract, and to maintain a sales level that will provide positive cash flow for the remainder of the fiscal year. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

In recent months, the Company and its customers have experienced significant delays in the release of orders under awarded programs, and there can be no assurance that such delays will not continue or become more severe. In the absence of orders released against these rewards or other new business, the Company could experience a material decrease in its level of business, revenues and cash flows.

As of May 31, 2003, the Company had cash and marketable securities totaling $150,400. The Company has faced production issues that have contributed to losses from operations in the prior three fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. However, during the current fiscal year management implemented cost reductions, including salary reductions, in response to reduced sales and order backlog.

Management believes that unless there is an increase in the shippable order backlog, the Company may not be able to meet its cash requirements through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable. Meeting the Company’s cash requirements through the next twelve months will also require an increase in the current order backlog, as well as profitable production and shipment of those orders. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in fiscal years 2003, 2002 and 2001, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These issues, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy, raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company was formerly party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provided for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both of whom are directors of the Company, entered into a factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. Subsequent to the fiscal year end, the Company entered into a new factoring agreement with Key Capital Factoring (“Key”) that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2004 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At May 31, 2003, there were no outstanding advances due to Link2It Corporation.

The Company had significant amounts payable to trade creditors at May 31, 2003. Current maturities of long-term debt and capital lease obligations amount to $117,000 in fiscal 2004.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $8.8 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated November 9, 2001, the Manager indicated that it might be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including debentures in the principal amount of $585,000 which were purchased by the Manager as to which the Manager was the economic beneficial owner and held sole voting and dispositive power, and debentures in a principal amount of $7,300,000 held in client accounts managed by the Manager on behalf of various clients who held beneficial economic ownership thereof for which the Manager held voting and dispositive power. On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s outstanding convertible debentures in an aggregate principal amount of $5,800,000.

The Company does not expect that its cash flow, capital resources, and overall financial condition will be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures currently scheduled to mature in August 2004. At present, the Company has decided on no specific plans with respect to the repayment or refinancing of the debentures, but it expects to continue to review the situation and consider its potential alternatives during the coming fiscal year.

Analysis of Cash Flows

Operating activities provided $88,300 in cash in fiscal 2003. This reflects a net loss of $131,400 and $98,200 in cash to fund changes in working capital items, offset by $317,900 in net non-cash income and expenses. The cash used to fund changes in working capital items includes a decrease in inventories of $21,600 and a decrease in accounts receivable of $398,500, offset by a decrease in accounts payable of $399,600 and a decrease in accrued expenses and other payables of $174,100.

Investing activities used $49,900 in fiscal 2003. These activities consisted of acquiring property and equipment.

Financing activities used $109,500 in fiscal 2003. These activities consisted of the repayment of certain long-term debt and capital leases, and factoring of accounts receivable netting to $0.

Contractual Obligations and Commercial Commitments

The Company’s commitments through May 31, 2008 are comprised of the following at May 31, 2003 (in thousands):

	Through May 31,
	2004	2005	2006	2007	2008+	Total
Convertible debentures	$0	$8,795	$0	$0	$0	$8,795
Other notes payable	0	40	0	0	0	40
Real estate mortgage	96	102	107	55	0	360
Capital leases	26	26	26	15	0	93
Operating leases	29	25	3	3	1	61
Total	$151	$8,988	$136	$73	$1	$9,349

Inflation

The Company believes the effects of inflation currently do not have a material impact on its operations, financial position, or cash flows.

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in the notes to the financial statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Work in process inventory represents actual production costs, including manufacturing overhead incurred to date, reduced by amounts identified with revenue recognized on units delivered as well as reserves for amounts in excess of estimated net realizable value. The costs attributable to units delivered are based on the estimated average costs of all units expected to be produced under multi-unit orders. Estimated costs to complete are based on historical experience and knowledge of building similar products. On an on-going basis, the Company evaluates the estimates of total costs to complete a multi-unit order. Work in process is reduced by charging any amounts in excess of estimated net realizable value to cost of sales as soon as they become known. Interim inventories are determined by application of estimated gross profit margins to sales.

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At May 31, 2003, the Company had an allowance for doubtful accounts of $22,900.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”)45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others.” FIN 45 standardizes practices related to the recognition of a liability for the fair value of a guarantor’s obligation. The rule requires companies to record a liability for the fair value of its guarantee to provide or stand ready to provide services, cash or other assets. The rule applies to contracts that require a guarantor to make payments based on an underlying factor such as change in market value of an asset, collection of the scheduled contractual cash flows from individual financial assets held by a special purpose entity (“SPE”), non-performance of a third party, for indemnification agreements, or for guarantees of the indebtedness of others among other things. The provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements were effective for statements of annual or interim periods ending after December 15, 2002. The Company has no such guarantees, and therefore adoption of FIN 45 had no impact on the financial statements.

In January 2003, The FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. SPE’s are one type of entity, which under certain circumstances may qualify as a variable interest entity. The Company does not use SPE’s or any other form of variable interest entity, and therefore believes that adoption of the Statement will have no effect on its financial statements.

In April 2003 the FASB issued Statement No. 149, “Amendment of Statement 133 On Derivative Instruments and Hedging Activities”. The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments, and therefore believes that adoption of the Statement will have no effect on its financial statements.

In May 2003 the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, the Company has no financial instruments that come under the scope of the Statement, and therefore believes that adoption of the new Statement will have no impact on its financial statements.

ITEM 7A – Quantitative and Qualitative Disclosures About Market Risk

Market Risk – The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks – The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At May 31, 2003, the Company had total debt of $9.34 million, of which $0.36 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on the Company’s debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an impact on the Company’s financial results.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors And Stockholders

General Kinetics Incorporated

Manassas, Virginia

We have audited the accompanying balance sheets of General Kinetics Incorporated as of May 31, 2003 and 2002, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended May 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated as of May 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring operating losses in fiscal 2003, 2002, and 2001. In addition, the Company has significant short-term cash commitments and funding is limited to cash flow from operations and loans collateralized by certain accounts receivable. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

Bethesda, Maryland

July 30, 2003

General Kinetics Incorporated

Balance Sheets

At May 31, 2003 and 2002

	May 31, 2003	May 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$114,000	$185,100
Marketable securities - trading	36,400	37,400
Accounts receivable, net of allowance of $22,900 and $70,900	521,600	872,100
Inventories, net	728,900	906,300
Prepaid expenses and other	41,200	56,800

Total Current Assets	1,442,100	2,057,700

Property, Plant and Equipment	2,960,400	2,925,100
Less: Accumulated Depreciation and Amortization	(2,257,700)	(2,124,700)

	702,700	800,400
Other Assets	11,100	59,400

Total Assets	$2,155,900	$2,917,500

Liablilities and Stockholders’ Deficit
Current Liabilities:
Current maturities of long-term debt	$96,300	$90,000
Current maturities of capital lease	20,600	18,500
Accounts payable, trade	366,300	765,900
Accrued expenses and other payables	403,400	577,500

Total Current Liabilities	886,600	1,451,900

Long-Term Liabilities:
Long-term debt - less current maturities	9,023,600	9,256,700
Capital lease - less current maturities	60,800	82,000
Other long-term liabilities	249,900	258,400

Total Long-Term Liabilities	9,334,300	9,597,100

Total Liabilities	10,220,900	11,049,000

Commitments and Contingencies
Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 and 7,245,557 shares issued, 7,118,925 and 6,718,925 shares outstanding	1,911,500	1,811,500
Additional Contributed Capital	7,337,300	7,239,400
Accumulated Deficit	(16,863,600)	(16,732,200)

	(7,614,800)	(7,681,300)
Less:
Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(8,065,000)	(8,131,500)

Total Liabilities and Stockholders’ Deficit	$2,155,900	$2,917,500

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

For the Years Ended May 31, 2003, 2002, and 2001

	2003	2002	2001
Net Sales	$6,377,100	$8,870,000	$8,258,500
Cost of Sales	5,106,900	7,691,100	6,735,800

Gross Profit	1,270,200	1,178,900	1,522,700

Selling, General & Administrative	1,202,900	1,558,800	1,565,000
Product Research, Development & Improvement	3,500	—	42,800
Manufacturing Start-Up Costs	—	265,100	—

Total Operating Expenses	1,206,400	1,823,900	1,607,800

Operating Income/ (Loss)	63,800	(645,000)	(85,100)
Other Income	—	37,400	175,000
Interest Expense	(195,200)	(227,800)	(219,700)

Net Loss	$(131,400)	$(835,400)	$(129,800)

Basic and diluted loss per share	$(0.019)	$(0.124)	$(0.019)

Weighted Average Number of Common Shares Outstanding	6,898,651	6,718,925	6,718,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Stockholders’ Deficit

For the Years Ended May 31, 2003, 2002, and 2001

	Common Stock		Additional Contributed	Accumulated	Treasury	Total Stockholders
	Shares	Amount	Capital	Deficit	Stock	Equity’
Balance 5/31/00	7,245,557	1,811,500	7,239,400	(15,767,000)	(450,200)	(7,166,300)
Net Loss				(129,800)		(129,800)

Balance 5/31/01	7,245,557	1,811,500	7,239,400	(15,896,800)	(450,200)	(7,296,100)
Net Loss				(835,400)		(835,400)

Balance 5/31/02	7,245,557	1,811,500	7,239,400	(16,732,200)	(450,200)	(8,131,500)
Converted Debentures	400,000	100,000	97,900			197,900
Net Loss				(131,400)		(131,400)

Balance 5/31/03	7,645,557	$1,911,500	$7,337,300	$(16,863,600)	$(450,200)	$(8,065,000)

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Cash Flows

For the years ended May 31, 2003, 2002, and 2001

	2003	2002	2001
Cash Flows From Operating Activities:
Net Loss	$(131,400)	$(835,400)	$(129,800)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Unrealized loss on marketable equity securities	1,000	—	—
Depreciation and amortization	147,600	155,000	157,400
Amortization of bond discount	61,500	61,900	61,900
Write-off of patent	—	38,000	—
Gain from distribution of stock	—	(37,400)	—
Bad debt recovery	—	—	(175,000)
Provision for doubtful accounts	(48,000)	(1,800)	(2,300)
Provision for inventory obsolescence	155,800	101,200	85,000
Write-off of inventory	—	(117,500)	(125,000)
(Increase) Decrease in Assets:
Accounts receivable	398,500	381,300	(118,700)
Inventories	21,600	562,300	(429,500)
Prepaid expenses	15,600	(2,900)	23,100
Other assets	48,300	(35,800)	(4,700)
Increase (Decrease) in Liabilities:
Accounts payable - trade	(399,600)	(338,200)	230,400
Accrued expenses and other payables	(174,100)	2,500	(164,300)
Other long term liabilities	(8,500)	(4,600)	(6,000)

Net cash provided by (used in) Operating Activites	88,300	(71,400)	(597,500)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(49,900)	(45,600)	(34,200)
Collection of notes recievable	—	—	175,000

Net cash provided by (used in) Investing Activities	(49,900)	(45,600)	140,800

Cash Flows from Financing Activities:
Advances from Factor/Borrowings on Demand Notes Payable	553,000	1,305,700	132,700
Repayments of Advances from Factor/Demand Notes Payable	(553,000)	(1,305,700)	(176,800)
Principal payments under capital lease	(19,100)	(7,600)	—
Repayments on Long Term Debt	(90,400)	(78,600)	(69,000)

Net cash used in Financing Activities	(109,500)	(86,200)	(113,100)

Net decrease in cash and cash equivalents	(71,100)	(203,200)	(569,800)
Cash and Cash Equivalents: Beginning of Period	185,100	388,300	958,100

Cash and Cash Equivalents: End of Period	$114,000	$185,100	$388,300

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$195,200	$162,600	$151,300
Income Taxes	$800	$800	$800
Non-cash investing and financing activities:
Assets acquired under capital lease	$—	$108,100	$—
Conversion of long-term debt (net of unamortized discount)	$197,900	$—	$—

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. FUTURE PROSPECTS AND RECENT OPERATIONS:

General Kinetics Incorporated (the “Company” or “GKI”) relies upon internally generated funds and accounts receivable financing to finance its operations. During fiscal years 2003 and 2002, the Company showed a net loss of approximately $131,400 and $835,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2004.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its operating costs in order to recover from its liquidity problems and seek to operate profitably for fiscal 2004.

The decrease in sales is primarily due to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy. The Company must increase its level of sales under other contracts in order to make up for the reduction in future orders under this contract, and to maintain a sales level that will provide positive cash flow for the 2004 fiscal year. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

In recent months, the Company and its customers have experienced significant delays in the release of orders under awarded programs, and there can be no assurance that such delays will not continue or become more severe. In the absence of orders released against these awards or other new business, the Company could experience a material decrease in its level of business, revenues and cash flows.

Management believes that, unless there is an increase in future sales, the Company may not be able to meet its cash requirements through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable. Meeting the Company’s cash requirements through the next twelve months will also require an increase in the current order backlog, as well as profitable production and shipment of those orders. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in fiscal years 2003, 2002 and 2001, and in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These issues, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy, raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company was formerly party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provided for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both of whom are directors of the Company, entered into a factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. Subsequent to the fiscal year end, the Company entered into a new factoring agreement with Key Capital Factoring (“Key”) that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2004 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At May 31, 2003, there were no outstanding advances due to Link2It Corporation.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, now known as Rabo Investment

Management Ltd. (the “Manager”), totaling approximately $8.8 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, the Company’s Chairman of the Board, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s outstanding convertible debentures in a principal amount of $5,800,000.

The Company does not expect that its cash flow, capital resources, and overall financial condition will be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures currently scheduled to mature in August 2004. At present, the Company has decided on no specific plans with respect to the repayment or refinancing of the debentures, but it expects to continue to review the situation and consider its potential alternatives during the coming fiscal year.

2. SIGNIFICANT ACCOUNTING POLICIES:

The Company’s significant accounting policies are described below.

NATURE OF BUSINESS:

The Company designs, manufactures and sells specialty metal products such as precision enclosures and rack mounting systems for the installation of electronics.

Cash and Cash Equivalents

The Company classifies all temporary investments purchased with a maturity of less than three months as cash equivalents.

Revenue Recognition and Profit Determination

Revenues, sales, and cost of sales on fixed-price contracts are generally recorded when units are delivered based on the profit rate anticipated on the contracts at completion. The Company’s contracts are primarily fixed price. Sales and cost of sales from cost reimbursable and time-and-materials contracts are recognized as costs are incurred. Profits expected to be realized on contracts are based on total sales value and estimated costs at completion. These estimates are reviewed and revised periodically throughout the lives of the contracts and adjustments to profits resulting from such revisions are made cumulative to the date of change. Amounts in excess of the agreed-upon contract price for customer caused delays, errors, and change orders are recognized in contract value if it is probable that the claim will result in additional revenue and the amount can be reasonably estimated. Losses on contracts are recorded in full as soon as they become known.

Marketable Securities

Investments in equity securities with readily determinable fair values are reported at fair value, with gains and losses reported in the statement of operations.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of products. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of May 31, 2003 and 2002 is adequate. However, write-offs might exceed the recorded allowance.

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

In accordance with SFAS 144, the Company periodically evaluates the carrying value of long-lived assets when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than the carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Product Research, Development and Improvements

Costs associated with product research, development and improvements are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities be recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The recognition of net deferred tax assets is reduced, if necessary, by a valuation allowance for the amount of any tax benefits that, based on available evidence, are not expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Basic and Diluted Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures (see Note 8) and stock options (see Note 12). Basic and diluted earnings per share were the same in fiscal 2003, as they were in both fiscal 2002 and fiscal 2001, because the impact of dilutive securities is anti-dilutive.

Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:

	2003	2002	2001
Net Loss:
As reported	$(131,400)	$(835,400)	$(129,800)
Stock based compensation expense determined under fair value based method	(1,000)	(3,500)	(4,700)

Pro forma net loss	(132,400)	(838,900)	(134,500)

Basic and Diluted Loss per share:
As reported	(.02)	$(0.12)	$(0.02)
Pro forma	(.02)	$(0.12)	$(0.02)

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that, as of May 31, 2003, the estimates used in the financial statements are adequate based on the information currently available.

Recent Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. (“FIN”)45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including indirect Guarantees of Indebtedness of Others.” FIN 45 standardizes practices related to the recognition of a liability for the fair value of a guarantor’s obligation. The rule requires companies to record a liability for the fair value of its guarantee to provide or stand ready to provide services, cash or other assets. The rule applies to contracts that require a guarantor to make payments based on an underlying factor such as change in market value of an asset, collection of the scheduled contractual cash flows from individual financial assets held by a special purpose entity (“SPE”), non-performance of a third party, for indemnification agreements, or for guarantees of the indebtedness of others among other things. The provisions of FIN 45 are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The disclosure requirements were effective for statements of annual or interim periods ending after December 15, 2002. The Company has no such guarantees, and therefore adoption of FIN 45 had no impact on the financial statements.

In January 2003, The FASB issued FIN 46, “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of variable interest entities that are subject to consolidation requirements by a business enterprise. A variable interest entity subject to consolidation requirements is an entity that does not have sufficient equity at risk to finance its operations without additional support from third parties and the equity investors in the entity lack certain characteristics of a controlling financial interest as defined in the guidance. SPE’s are one type of entity, which under certain circumstances may qualify as a variable interest entity. The Company does not use SPE’s or any other form of variable interest entity, and therefore believes that adoption of the Statement will have no effect on its financial statements.

In April 2003 the FASB issued Statement No. 149, “Amendment of Statement 133 On Derivative Instruments and Hedging Activities”. The Statement amends Statement 133 for decisions made by the Derivatives Implementation Group, in particular the meaning of an initial net investment, the meaning of underlying and the characteristics of a derivative that contains financing components. Presently, the Company has no derivative financial instruments, and therefore believes that adoption of the Statement will have no effect on its financial statements.

In May 2003 the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. The Statement requires that the issuer classify certain instruments as liabilities, rather than equity, or so-called mezzanine equity. Presently, the Company has no financial instruments that come under the scope of the Statement, and therefore believes that adoption of the new Statement will have no impact on its financial statements.

3. RELATED PARTY TRANSACTIONS

At May 31, 2000, the Company had a membership interest in Link2It, LLC, a company formed by Larry Heimendinger and Richard McConnell, both of whom are members of the Board of Directors of the Company. The financial statements at May 31, 2000 included a note receivable of $175,000 from Link2It. This note receivable was fully reserved due to the uncertainty of its ultimate collection.

During January 2001, Link2It LLC merged into Link2It Corporation and completed a sale of equity securities in a private transaction. The $175,000 principal amount of the notes was repaid in full and recognized in fiscal 2001 as “other income” on the accompanying statement of operations. The Company also retained approximately 5.7% of Link2It Corporation’s then current outstanding common stock, which it accounts for using the cost method. The Company has assigned no value to this investment due to its speculative nature. The entire value was assigned to the note receivable.

In August 2001, Link2It entered into a factoring agreement with the Company, intended to replace the Company’s prior factoring agreement. The agreement, which was approved by a unanimous vote of the Company’s Board of Directors, including the unanimous vote of the disinterested directors, was on terms substantially similar to those of the prior facility, but was more favorable to the Company in certain respects. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. Interest expense related to the Link2It factoring agreement was $10,500 in fiscal 2003 and no borrowings were outstanding at May 31, 2003. Subsequent to the fiscal year end, the Company replaced the Link2It factoring agreement with a new factoring agreement with Key Capital Factoring, an unrelated third party. The Key Capital Factoring agreement allows the Company to factor 85% of the face value of eligible accounts receivable, with the aggregate outstanding for all factored accounts receivable not to be greater than $750,000.

4. CREDIT RISK

For the years ended May 31, 2003, 2002, and 2001, the Company’s net sales to the U.S. government and/or subcontractors accounted for 93%, 94%, and 91%, respectively, of net sales. Accounts receivable from those customers amounted to $.52 million and $.84 million as of May 31, 2003 and 2002, respectively. A substantial portion of the Company’s sales are to the U.S. government and/or subcontractors, and consequently a material decline in Department of Defense spending could have a material adverse effect on the operations of the Company. Competition in the Company’s electronic enclosure business is intense as it primarily operates in a mature industry. The Company’s uncollectible receivables have historically not been material.

The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality financial institutions.

5. INVENTORIES

Inventories consist of the following:

	May 31,
	2003	2002

Work in process	$561,800	$692,900
Finished Goods	15,400	27,700
Raw materials	450,300	328,500
Valuation reserve	(298,600)	(142,800)

Total	$728,900	$906,300

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

6. PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following at May 31:

	2003	2002

Machinery and equipment	$1,330,200	$1,300,700
Equipment under capital lease	108,100	108,100
Buildings and improvements	919,000	919,000
Furniture and fixtures	543,600	523,200
Transportation equipment and other	59,500	74,100

	2,960,400	2,925,100
Less-Accumulated depreciation and amortization	2,257,700	2,124,700

Net property, plant and equipment	$702,700	$800,400

Depreciation and amortization expense for the years ended May 31, 2003, 2002, and 2001 was $147,600, $155,000, and $157,400, respectively. Included in depreciation and amortization expense was $18,200 and $10,600 of amortization expense in the years ended May 31, 2003 and May 31, 2002, respectively, related to the assets under capital lease.

7. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consists of the following at May 31:

	2003	2002
Employee vacations	$228,900	$278,500
Salaries and wages	56,900	60,700
Other	117,600	238,300

	$403,400	$577,500

8. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:

	2003	2002
Subordinated Debt Originally Issued to Clients of Gutzwiller and Partner, A.G. and its successor, Rabo Investment Management Ltd.
1994 Convertible Subordinated Debentures	$8,795,000	$8,995,000
Other
Real estate mortgage collateralized by first deed of trust and security interest in certain real property. Payable in 180 equal installments through November 2006, plus interest at prime plus 1.0% (5.25% at May 31, 2003).	360,500	450,900
Other notes payable with interest rates at 1% at May 31, 2003, and payable August 2004.	40,000	40,000

	$9,195,500	$9,485,900
Less: Current Maturities	(96,300)	(90,000)
Unamortized discount
On Debentures	(75,600)	(139,200)

Long-term debt	$9,023,600	$9,256,700

The amount of unamortized discount on Convertible Debentures originally issued to clients of Gutzwiller and its successor at May 31, 2003, is as follows:

	Face Amount Due	Unamortized Discount	Carrying Amount

Convertible Debentures	$8,795,000	$75,600	$8,719,400

In connection with the restructuring of the debt in 1994, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The amount of discount amortization was $61,500, $61,900, and $61,900 for the years ending May 31, 2003, 2002, and 2001, respectively.

The convertible debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 cents per share, and bear interest at 1% per annum payable annually in arrears. The conversion feature of the financing was approved by the Company’s shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the convertible debentures. Shares issuable upon conversion of such convertible debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.

During fiscal 2003, a bondholder converted $200,000 face amount of convertible debentures into 400,000 shares of the Company’s common stock.

In March 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s outstanding convertible debentures in an aggregate principal amount of $5,800,000.

Other Real Estate Mortgage Loans

The Company has a real estate mortgage agreement on the Company’s Johnstown facility that contains certain covenants which include restrictions on capital expenditures and dividend payments. Additionally, the real estate mortgage agreement contains a subjective covenant which could allow the bank to accelerate the maturity of the debt if the bank determines that a material adverse change in the financial or business condition of the Company has occurred.

Future principal maturities of debt are as follows:

Year Ending May 31,
2004	96,300
2005	8,936,500
2006	107,000
2007	55,600
2008	0
Thereafter	0

Total	$9,195,400

9. INCOME TAXES:

Due to the net losses in fiscal 2003, 2002, and 2001 and the available net operating loss carryforwards, there was no income tax expense for fiscal 2003, 2002, or 2001, nor were any additional income tax benefits available from the carryback of net operating losses. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 2003, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal income tax provision (benefit) at the statutory rate and the effective income tax provision (benefit) for the years ended May 31, 2003, 2002, and 2001, is as follows:

	2003	2002	2001
Tax provision (benefit) at statutory rates	$(45,700)	$(291,000)	$(44,000)
Non-deductible related party interest expense	31,600	32,000	31,000
Change in valuation allowance	14,100	259,000	13,000

	$—	$—	$—

The primary difference between income (loss) for financial reporting purposes and income tax purposes is the recognition of reserves for uncollectible accounts receivable and obsolete inventory, accrued professional fees, deferred compensation, vacation accruals, and research and development expenses, which are currently non-deductible for income tax purposes.

Principal items comprising deferred income tax assets and liabilities, at May 31, 2003 and 2002 are as follows:

	2003	2002
Net operating loss carryforward	$4,578,000	$4,538,000
R & D and other credit carryforwards	380,000	380,000
Purchased R & D costs	53,000	63,000
Inventory reserves	114,000	55,000
Allowance for doubtful accounts	9,000	27,000
Excess financial statement depreciation	(23,000)	(14,000)
Accrued Vacations	87,000	106,000
Other accrued liabilities	4,000	4,000
Accrued professional fees	1,000	16,000
Deferred compensation	95,000	98,000
Total deferred tax assets	5,298,000	5,273,000
Valuation allowance	(5,298,000)	(5,273,000)

Net deferred tax asset	$—	$—

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 2003, the Company has net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $12,048,100, which expire at various dates through 2013. The Company has research and development and other credit carryforwards for Federal income tax reporting purposes of approximately $380,000.

10. COMMITMENTS:

Leases:

The Company maintains its executive offices in a leased facility in Northern Virginia.

The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2005.

At May 31, 2003, approximate future minimum rental commitments for all noncancelable operating leases are as follows:

Year Ending May 31,
2004	$28,600
2005	24,700
2006	3,200
2007	3,200
2008	1,200

$60,900
Less – sublease income (through Dec 31, 2003)	33,800

$27,100

Amounts charged to operations for rent expense amounted to $26,300, $27,100, and $63,600, for the years ended May 31, 2003, 2002 and 2001, respectively. These amounts were offset by annual sublease income of approximately $57,900, $57,900, and $57,900, respectively.

The Company is committed under a capital lease for equipment expiring in 2007:

Future minimum payments under the capital lease are as follows at May 31, 2003:

2004	$26,000
2005	$26,000
2006	$26,000
2007	$15,200

Total future minimum lease payments	$93,200
Less amount representing interest at 7.5%	$(11,800)

Present value of future minimum lease payments	$81,400

11. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 2003:

Defined Contribution Plans

In 2000, the Company adopted a 401(k) plan covering its union employees. The Company makes matching contributions of up to 5% of each individual union employee’s pretax salary deferral. The 401(k) replaced a defined contribution plan in effect prior to August 2000. Total related pension expense was approximately $59,600, $78,400, and $70,600, in fiscal 2003, 2002 and 2001, respectively.

In addition, the Company has a 401(k) plan covering its nonunion employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses were approximately $14,100, $21,100, and $21,300, for fiscal years 2003, 2002 and 2001, respectively.

Employee Stock Ownership Plan and Trust Agreement

The Company has a noncontributory, qualified Employee Stock Ownership Plan (“The ESOP”) covering its nonunion, full-time employees, who are at least 21 years of age. On April 19, 1991, the Company funded the ESOP through a borrowing with its principal bank in the amount of $1,500,000. The ESOP used the proceeds of a $1,500,000 loan from the Company to purchase approximately 171,500 newly issued common shares of the Company. The shares are shown as outstanding in the consolidated balance sheet. These shares were earned and allocated to eligible employees over a five-year period. As of May 31, 1997, all of the shares were earned and allocated.

Deferred Compensation Retirement Plan

The Company has an unfunded deferred compensation plan under which it is committed to provide two retired officers and one surviving spouse of a retired officer with joint and survivor’s lifetime annuity payments, beginning upon retirement at age 65. The lifetime annuity provides the retired officer with an annual stipend of 16 percent of base salary at the time of retirement. Upon the officer’s death, a surviving spouse is entitled to receive one-half such stipend for such spouse’s lifetime. The Company provides, on an annual basis, for anticipated payments under this plan, using an average discount rate of 10 percent and the most recent life expectancy of each individual covered.

Compensation related to this plan totaled approximately $29,900,

$38,400, and $38,400, in fiscal 2003, 2002 and 2001, respectively. As of May 31, 2003, 2002 and 2001, deferred compensation recorded in the consolidated balance sheets was approximately $249,900, $258,400, and $263,000, and was all attributable to retirees currently receiving benefits.

12. STOCK OPTIONS:

The Company has two incentive stock option plans under which stock options may be granted. The Company has reserved an aggregate of 1,950,000 common shares for issuance under these plans. Both plans have a ten year life, and options under both plans are granted at the fair market value on the date of grant. Options vest 50% upon grant and 50% after one year, unless otherwise stated. Canceled options become available for new grants upon cancellation.

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

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 Stock Option Plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year.

The 1994 Nonemployee and Directors Stock Option Plan was adopted by the Company on October 28, 1994. This plan provides for grants to nonemployees (consultants and advisors) and to nonemployee directors of options to purchase up to 850,000 shares of the Company’s common stock. During 1995, the Company issued 325,000 incentive stock options to non-employees and directors under this plan. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. This stock option arrangement is accounted for as a variable plan and accordingly the measurement date for compensation expense is delayed until the Company’s stock price meets the initial target price. The Company recorded no compensation expenses in 2000 through 2003, and no options have as yet vested.

The summary of the option plans for the years ended May 31, is as follows:

	2003	2002	2001
Options outstanding June 1,	828,277	813,027	774,527
Granted	42,500	42,500	42,500
Exercised	0	0	0
Canceled	0	(27,250)	(4,000)

Options outstanding at end of period	870,777	828,277	813,027

Price range of options granted	$0.02	$0.05	$0.08

Price range of options exercised	—	—	—

Exercise price range of outstanding options	$.02-$.69	$.05-$.69	$.06-$2.50

The summary of stock options outstanding and exercisable as of May 31, 2003 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Options Exercisable	Exercise Price
1994 Stock Option Plan
$0.38 – $0.56	38,277	2	0.51	38,277	0.51
1994 Non-employees and Directors Stock Option Plan
$0.02 – $0.09	172,500	3	0.07	121,500	0.07
$0.15 – $0.19	85,000	3	0.17	85,000	0.17
$0.25 – $0.38	75,000	3	0.30	75,000	0.30
$0.69	487,500	3	0.69	162,500	0.69

$0.02 – $.69	870,777	3	$0.49	482,227	$0.37

The weighted average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 4.78%, 5.02%, and 4.94%,% and expected volatility of 115%, 114%, and 95% for the years ended May 31, 2003, 2002 and 2001, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.02, $.05, and $.06, for fiscal 2003, 2002 and 2001, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

13. MARKET VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), requires all entities to disclose the fair value of financial instruments; however, this information does not represent the aggregate net fair value of the Company. Some of the information used to determine fair value is subjective and judgmental in nature; therefore, fair value estimates, especially for less marketable securities, may vary. The amounts actually realized or paid upon settlement or maturity could be significantly different.

Unless quoted market price indicates otherwise, the fair values of cash and cash equivalents generally approximate market values because of the short maturity of these instruments. The Company has estimated the fair value of bonds payable based on the present value using interest rates of similar debt instruments.

The estimated fair values based on, among other things, a recent transaction, of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	(000’s)
	May 31, 2003		May 31, 2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Bonds Payable	$8,795	$880	$8,995	$1,800

14. QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for fiscal 2003 and 2002 is as follows:

	Quarter
	First	Second	Third	Fourth
Fiscal Year 2003:
Net sales	$2,271,800	$1,981,400	$1,235,700	$888,200
Gross Profit	585,900	498,800	59,100	126,400
Net income (loss)	156,500	97,700	(218,700)	(166,900)
Basic earnings (loss) per share	$0.02	$0.01	$(0.03)	$(0.02)
Diluted earnings (loss) per share	$0.01	$0.00	$(0.03)	$(0.02)
Fiscal Year 2002:
Net sales	$2,068,500	$2,620,700	$2,051,700	$2,129,100
Gross Profit	464,200	495,600	52,700	166,400
Net income (loss)	13,400	13,800	(612,600)	(250,000)
Basic earnings (loss) per share	$0.00	$0.00	$(0.09)	$(0.04)
Diluted earnings (loss) per share	$0.00	$0.00	$(0.09)	$(0.04)

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL                   DISCLOSURE MATTERS

None

ITEM 9A – CONTROLS AND PROCEDURES

The Company maintains “disclosure controls and procedures,” as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the Company’s fourth quarter of fiscal 2003, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s fourth quarter of fiscal 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

The information required by Part III (Items 10 through 14) is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission under Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 2003 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

Included in Part II, Item 8 of this report:

Balance Sheets as of May 31, 2003 and 2002

Statements of Operations for the years ended May 31, 2003, 2002 and 2001

Statements of Stockholders’ Deficit for the years ended May 31, 2003, 2002 and 2001

Statements of Cash Flows for the years ended May 31, 2003, 2002 and 2001

Notes to the Financial Statements

2. Financial Statement Schedule

Included in Part IV of this report:

Financial Statements and Supplementary Data

for the years ended May 31, 2003, 2002, and 2001:

Schedule II – Schedule of Valuation and Qualifying Accounts

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the fiscal quarter ended May 31, 2003.

(c)	Exhibits

Exhibit Number	Description	Note No.
3.1	Articles of Incorporation	(1)

3.2	Articles of Incorporation, as amended at the Annual Meeting of GKI shareholders on November 19, 1991	(7)
3.3	Articles of Incorporation, as amended at the Annual Meeting of GKI shareholders on October 28, 1994	(16)
3.4	By-Laws	(1)
3.5	By-Laws, as amended at a Board of Directors meeting on September 24, 1992	(7)
3.6	By-Laws, as amended at a Board of Directors meeting on March 2, 1994	(12)
3.7	By-Laws, as amended at a Board of Directors meeting on January 19, 1995	(16)
3.8	By-Laws, as amended at a Board of Directors meeting on January 24, 2003	(20)
4.1	Form of Convertible Subordinated Debentures Issued to Gutzwiller & Partner, A.G., on December 14, 1992 with an effective date of October 20, 1992	(8)
4.2	Form of 4% Subordinated Debentures, Series A, due March 30, 1994	(9)
4.3	Form of 4% Subordinated Debentures, Series B, due March 30, 1995	(9)
4.4	Form of 4% Subordinated Debentures, Series C, due August 15, 1994	(9)

4.5	Form of Convertible Debentures Issued to Gutzwiller & Partner, A.G., dated August 14, 1994.	(14)

4.6	Form of Pledge and Security Agreement dated as of August 14, 1994 with respect to Convertible Debentures	(19)

10.1*	1988 Stock Option Plan	(2)

10.2	Agreement and Plan of Merger and Reorganization dated August 31, 1990	(1)

10.3*	1991 Executive Bonus Plan	(5)

10.4*	1991 Stock Option Plan	(4)

10.5*	1991 Nonemployee and Directors Stock Option Plan	(4)

10.6*	401(k) Retirement, Investment & Savings Plan	(7)

10.7*	1989 Stock Option Plan	(5)

10.8*	1990 Stock Option Plan	(5)

10.9*	1994 Stock Option Plan	(15)

10.10*	1994 Nonemployee and Directors Stock Option Plan	(15)

10.11	Verdix Asset Purchase Agreement dated October 1, 1993	(10)

10.12	Amendment to Verdix Asset Purchase Agreement dated January 26, 1994	(11)

10.13	Asset Purchase Agreement between General Kinetics Incorporated and Cryptek Secure Communications, LLC, a Delaware limited liability company, dated as of November 1, 1996	(18)

10.14	Agreement between GKI and Link2It, L.L.C. dated as of January 21, 1997	(17)

10.15	Form of Master Factoring Agreement between General Kinetics Incorporated and Link2It Corporation, dated August 22, 2002.	(19)

16.1	Letter re Change in Certifying Accountants	(3)

16.2	Letter re Change in Certifying Accountants	(13)

21.1	List of Subsidiaries	(16)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract, compensatory plan or arrangement

(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1990, and incorporated herein by reference.

(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1989, and incorporated herein by reference.

(3)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K dated April 3, 1990, and incorporated herein by reference.

(4)	Previously filed with Securities and Exchange Commission as an Exhibit to the Company’s Proxy Statement for the 1991 Annual Shareholders’ Meeting, and incorporated herein by reference.

(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1991, and incorporated herein by reference.

(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended May 31, 1991, and incorporated herein by reference.

(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.

(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.

(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1993 and incorporated herein by reference.

(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1993 and incorporated herein by reference.

(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 1994 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K dated March 17, 1994 and incorporated herein by reference.

(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s amended Current Report on Form 8-K/A dated June 16, 1994, and incorporated herein by reference.

(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by reference.

(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Proxy Statement for the 1994 Annual Shareholders’ Meeting, and incorporated herein by reference.

(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.

(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K dated December 20, 1996 and incorporated herein by reference (Formerly designated Exhibit 2.1).

(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.

(19)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 2002, and incorporated herein by reference.

(20)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 and incorporated herein by reference.

(d) Schedule

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULE

General Kinetics Incorporated

The audits referred to in our report, dated July 30, 2003, which includes an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern, relating to the financial statements of General Kinetics, Inc. which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index for each of the three years in the period ended May 31, 2003. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

/s/    BDO Seidman, LLP

Bethesda, Maryland

July 30, 2003

Schedule II

General Kinetics Incorporated

Schedule of Valuation and Qualifying Accounts

For the Years Ended May 31, 2003, 2002, and 2001

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
FOR THE YEAR ENDED MAY 31, 2003:
Inventory Reserve	142,800	155,800	0	0	298,600
Allowance for doubtful accounts	70,900	(48,000)	0	0	22,900
FOR THE YEAR ENDED MAY 31, 2002:
Inventory Reserve	159,200	101,100	(117,500)	0	142,800
Allowance for doubtful accounts	72,700	0	(1,800)	0	70,900
FOR THE YEAR ENDED MAY 31, 2001:
Inventory Reserve	199,200	85,000	(125,000)	0	159,200
Allowance for doubtful accounts	75,000	0	(2,300)	0	72,700
Note Receivable Reserve	175,000	0	(175,000)	0	0

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL KINETICS INCORPORATED

By:	/s/ Larry M. Heimendinger
Larry M. Heimendinger, Chairman of the Board (Principal Executive Officer)

Date: August 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry M. Heimendinger 8/29/03	/s/ Sandy B. Sewitch 8/29/03
Larry M. Heimendinger, Date Chairman of the Board (Principal Executive Officer)	Sandy B. Sewitch, Date Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and dates indicated.

/s/ Marc E. Cotnoir	August 29, 2003
Marc E. Cotnoir, Director	Date

/s/ Richard J. Mcconnell	August 29, 2003
Richard J. McConnell, Director	Date

/s/ Thomas M. Hacala	August 29, 2003
Thomas M. Hacala, Director	Date