Form 10-K/A
period 2003-05-31
GENERAL KINETICS INC
filed 2003-09-29
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2003

Commission File No. 0-1738

GENERAL KINETICS INCORPORATED

(Exact Name of Registrant as specified in its Charter)

Virginia (State of Incorporation)	54-0594435 (IRS Employer Identification No.)

10688-D Crestwood Drive, Manassas, VA	20109
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number (703) 331-8033

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class

Common Stock, $0.25 par value per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant’s Common Stock on November 30, 2002, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASD OTC Bulletin Board, was approximately $104,419. Shares of Common Stock held by the executive officers, directors and under the Registrant’s ESOP have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant’s Common Stock, $0.25 par value, as of August 15, 2003, was 7,118,925.

Documents Incorporated by Reference

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

Name	Age	Director since

Larry M. Heimendinger Chairman of the Board	58	March, 1994

Thomas M. Hacala	58	February, 1998

Marc E. Cotnoir	54	March, 1994

Richard J. McConnell	43	March, 1994

Larry M. Heimendinger has served as the Chairman of the Board of Directors of the Company since he was elected to that position in March 1994. Also, since March 1994, in accordance with the Amended and Restated Bylaws of the Company, Mr. Heimendinger has been performing the duties of President and Chief Executive Officer through his position as Chairman of the Board and will continue to do so until such time as a replacement for President and Chief Executive Officer is elected and qualified. Mr. Heimendinger is also a founder of Link2It Corporation (see “Certain Relationships and Related Transactions”). Mr. Heimendinger previously served as President and Chief Operating Officer of Nantucket Corp., a privately held software company, and, after that company’s acquisition by Computer Associates International, was associated with Computer Associates, most recently as its Director of Product Strategy. Before joining Nantucket, Mr. Heimendinger was the President and Chief Executive Officer of Origin, Inc., a company that produced and marketed personal computer software for the banking industry. Mr. Heimendinger is the author of Advanced dBase IV and Advanced Clipper, books published by Brady Books, and has spoken at computer industry conferences and seminars worldwide. Mr. Heimendinger is a member of Class I of the Board of Directors.

Thomas M. Hacala has been the President of Seating Technology, a marketing and consulting company specializing in the Asian/European office furniture industry, since 1991. Mr. Hacala is a member of Class I of the Board of Directors.

Marc E. Cotnoir has been an independent consultant, providing business and strategic planning support and systems engineering consulting, for a wide range of clients since 1988. Mr. Cotnoir also served as Vice President for Marketing, Sales, and Service for VideoSite Incorporated from September 1997 to July 1998. Prior to 1988, Mr. Cotnoir worked extensively, both within private industry and in the U.S. Air Force, with computer and communications technology. Mr. Cotnoir is a member of Class II of the Board of Directors.

Richard J. McConnell has been the President of Square Systems, Corp., a research and development firm specializing in advanced software systems, since 1986. Mr. McConnell is also a founder of Link2It Corporation (see “Certain Relationships and Related Transactions”). Mr. McConnell has been involved in research and development in the computer software industry since 1981. Mr. McConnell is a member of Class III of the Board of Directors.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal.

Executive Officers and Certain Significant Employees of the Company

The names, ages, and positions of the executive officers of the Company are listed below.

Name	Age	Position

Larry M. Heimendinger	58	Chairman of the Board (performing duties of President and Chief Executive Officer)

Richard E. Munczenski	61	Vice President and General Manager

Sandy B. Sewitch.	46	Chief Financial Officer

Larry M. Heimendinger has served as the Chairman of the Board of Directors since March 1994. Also since March 1994, through his position as Chairman of the Board, in accordance with the Amended and Restated Bylaws of the Company, Mr. Heimendinger has been performing the duties of President and Chief Executive Officer. He will continue to perform such duties until a replacement for President and Chief Executive Officer is elected and qualified.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and officers, and persons who beneficially own more than 10% of the

Company’s common stock (the “Common Stock”), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company’s equity securities. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file pursuant to Section 16(a).

To the Company’s knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except, due to administrative oversight, the following directors did not timely report on Form 4 their annual receipt of options automatically granted to them under the Company’s 1994 Nonemployee and Directors Stock Option Plan: Mr. Heimendinger (12,500 options), and Messrs. Hacala, Cotnoir and McConnell (each, 10,000 options).

ITEM 11.	EXECUTIVE COMPENSATION

The information under this heading relates to the chief executive officer, the chief financial officer, and the vice president and general manager of the Company for the fiscal year ended May 31, 2003. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a “small business issuer.”

Executive officers are appointed by the Board of Directors at its annual meeting following the annual meeting of shareholders and serve for one year or until their successors are chosen and qualify in their stead. There are no family relationships among the executive officers, and there is no arrangement or understanding between any officer and any other person pursuant to which such officer was selected as an officer.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options	All Other Compensation
Larry M. Heimendinger(1) Chairman of the Board	2003 2002 2001	$0 0 0	$0 0 0	$0 0 0	12,500 12,500 12,500	$0 0 0
Sandy B. Sewitch(2) Chief Financial Officer	2003 2002 2001	$101,400 108,000 108,000	$0 0 10,000	$4,800 4,800 4,800	0 0 0	$0 0 0
Richard E. Munczenski(3) VP and General Manager	2003 2002 2001	$106,200 113,000 113,000	$30,000 42,000 37,000	$4,800 1,300 0	0 0 0	$0 0 0
(1)	Larry Heimendinger serves as the Company’s Chairman of the Board, for which he has received no salary compensation since being elected to that position in March 1994. Since the resignation of the Company’s former President in March 1994, the Company has not had a President. In

accordance with the Company’s Amended and Restated Bylaws, until a new President is elected and qualified, the Company’s Chairman performs the duties of that office.

(2)	The “Other Annual Compensation” for Sandy Sewitch includes a car allowance of $4,800 for each year listed.

(3)	The “Other Annual Compensation” for Richard Munczenski includes a car allowance for fiscal 2003 and approximately three months of fiscal 2002. Prior to March 2002, Mr. Munczenski was provided with a Company-leased car which was used substantially exclusively for Company business during the remainder of fiscal 2002 and fiscal 2001.

Options and Stock Appreciation Rights

INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS

DURING FISCAL YEAR 2003

Name of Executive Officer	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in FY 2003		Exercise Price	Exercise Date	Potential of Realizable Value at assumed annual rate of stock price appreciation for options term (1)
							5%	10%
Larry M. Heimendinger	12,500	(2)	26.3	%(3)	$.02	6/01/13	$157	$398
Sandy B. Sewitch	0		—		—	—	—	—
Richard E. Munczenski	0		—		—	—	—	—

(1)	The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast future appreciation of the Company’s stock price.
(2)	50% of such options will vest on May 31, 2004, 25% will vest on November 30, 2004, and the remaining 25% will vest on May 31, 2005.
(3)	Although, pursuant to his position as Chairman of the Board of the Company, Mr. Heimendinger is currently performing the duties of President and Chief Executive Officer, he is not an employee of the Company. However, for purposes of the calculation of the percentages in the foregoing table, his options have been included in the aggregate total employee options granted.

Option Exercises and Holdings

FY-2003 OPTION EXERCISES AND FY-2003 YEAR-END VALUE TABLE

Name of Executive Officer	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options At End-FY 2003		Value of Unexercised In- the-Money Options At End- FY 2003
			Exercisable	Unexercisable	Exercisable	Unexercisable
Larry M. Heimendinger	0	0	150,000	137,500	0	0
Sandy B. Sewitch	0	0	0	0	0	0
Richard E. Munczenski	0	0	38,277	0	0	0

Pension and Long Term Incentive Plan Awards

None.

Compensation of Directors

Each non-employee director of the Company other than Mr. Heimendinger has received a monthly retainer of $1,500 since November 1994.

Employment Contracts and Termination of Employment and Change of Control Agreements

None.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

The following table sets forth certain information as of August 31, 2003 as to the security ownership of those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of the Company’s Common Stock and of each of the Company’s directors and named executive officers and all of the Company’s directors and named executive officers as a group:

Name	Shares of Common Stock Beneficially Owned (1)		Percentage of Outstanding Common Stock
Rabo Investment Management Ltd.	5,885,000	(2)	45.3	% (2)
Manassas Partners	11,600,000	(3)	62.0	(3)
Marc E. Cotnoir	120,000		1.7
Richard J. McConnell	120,000		1.7
Thomas M. Hacala	75,000		1.0
Larry M. Heimendinger	150,000		2.1
Sandy B. Sewitch	4,541		*
Richard E. Munczenski	53,012		*
All Directors and Named Executive Officers as a group (six persons)	522,553		6.8%
*	Indicates less than one percent of the outstanding shares of the Company’s Common Stock

(1)	Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and includes shares of the Company’s Common Stock which may be acquired within 60 days of August 31, 2003 through the exercise of warrants, options, or other convertible securities, as follows: Rabo Investment Management Ltd., 4,170,000 shares (see footnote 2 below), Manassas Partners LLC, 11,600,000 shares, (see footnote 3 below), Mr. Cotnoir, 120,000 shares; Mr. McConnell, 120,000 shares; Mr. Hacala, 75,000 shares; Mr. Heimendinger, 150,000 shares; Mr. Munczenski, 38,277 shares; and all directors and named executive officers as a group, 503,277 shares. Additionally, each of Messrs. Cotnoir and McConnell have been granted options to purchase 100,000 shares, and Mr. Heimendinger has been granted an option to purchase 125,000 shares, where such options will vest only if the stock price reaches certain stipulated multiples of a base price of $1.0026 (for ten consecutive trading days).
(2)	Based on information provided by Rabo Investment Management Ltd. (f/k/a Gutzwiller & Partner, A.G., the “Manager”) in a Schedule 13D/A filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2001, and adjusted to reflect the sale of certain debentures of the Company to Manassas Partners LLC (see footnote 3 below). The Manager reported that it may be deemed to be the beneficial owner of an aggregate of 1,715,000 outstanding shares of the Company’s Common Stock, including (x)

242,700 shares purchased by the Manager of which the Manager is the economic beneficial owner and holds sole voting and dispositive power and (y) 1,472,300 shares held in client accounts. The Manager also indicated that it may be deemed to be the beneficial owner of 1% convertible debentures of the Company having an aggregate principal amount of $7,885,000, including (a) $585,000 which were purchased by the Manager of which the Manager is the economic beneficial owner and holds sole voting and dispositive power, and (b) $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof and of which the Manager holds voting and dispositive power. Based on the Schedule 13D referenced in footnote 3 below, the Company believes that the Manager sold convertible debentures of the Company having an aggregate principal amount of $5,800,000 to Manassas Partners LLC on March 12, 2003, leaving the Manager as the beneficial owner of convertible debentures having an aggregate principal amount of $2,085,000. Such debentures are convertible into an aggregate of 4,170,000 shares of Common Stock. After such a conversion, the Manager would be deemed to be the beneficial owner of 5,885,000 shares, which would represent 45.3% of the Company’s then outstanding Common Stock.

(3)	Based on information provided by Manassas Partners LLC (“Manassas”) and Larry M. Heimendinger in a Schedule 13D filed with the SEC on March 25, 2003, Manassas acquired, at a significant discount, outstanding convertible debentures of the Company, in an aggregate principal amount of $5,800,000 (see “Certain Relationships and Related Transactions”). By their terms, the debentures would be immediately convertible, in whole or in part, into an aggregate of up to 11,600,000 shares of Common Stock, which would represent 62.0% of the Company’s then outstanding Common Stock.

Equity Compensation Plan Information

The following table provides information as of May 31, 2003 with respect to the shares of the Company’s Common Stock that may be issued under the Company’s existing equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	545,777	$0.33	829,223

Equity compensation plans not approved by security holders	—	—	—

Total	545,777	$0.33	829,223

(1)	Consists of the Company’s 1994 Stock Option Plan and the Company’s 1994 Nonemployee and Directors Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At May 31, 2003, the Company held approximately 5.7% of the outstanding common stock of Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both members of the Company’s Board of Directors. Such equity securities were originally received by the Company prior to 1998 in consideration of, among other things, amounts advanced by the Company to or on behalf of Link2It, LLC, which merged into Link2It Corporation in January 2001. The Company accounts for its holdings of Link2It Corporation’s common stock using the cost method. The Company has assigned no value to this investment due to its speculative nature.

In August 2001, Link2It entered into a factoring agreement with the Company that replaced the Company’s prior factoring agreement. The agreement, which was approved by a unanimous vote of the Company’s Board of Directors, including the unanimous vote of the disinterested directors, was on terms substantially similar to those of the prior facility, but was more favorable to the Company in certain respects. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. Interest expense related to the Link2It factoring agreement was $10,500 in fiscal 2003, and no borrowings were outstanding at May 31, 2003. Subsequent to the fiscal year end, the Company replaced the Link2It factoring agreement with a new factoring agreement with Key Capital Factoring, an unrelated third party.

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
Larry M. Heimendinger, Chairman of the Board (Principal Executive Officer)
Date: September 29, 2003