Form 10-Q
period 2003-08-31
GENERAL KINETICS INC
filed 2003-10-15
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2003

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

Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by checkmark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

The number of shares of Registrant’s Common Stock outstanding as of October 10, 2003    7,118,925 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

You should read this Quarterly Report completely and with the understanding that actual future results may be materially different from what the Company expects. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on the Company’s behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company’s expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.

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

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. These financial statements should be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2003 and 2002 set forth in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2003.

General Kinetics Incorporated

Balance Sheets

August 31, 2003 and

May 31, 2003

	August 31, 2003	May 31, 2003
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash and cash equivalents	$413,100	$114,000
Marketable securities	39,500	36,400
Accounts receivable, net of allowance of $22,900	571,400	521,600
Inventories, net	511,900	728,900
Prepaid expenses and other	22,600	41,200

Total Current Assets	1,558,500	1,442,100

Property, plant and equipment	2,960,400	2,960,400
Less: Accumulated depreciation	(2,285,900)	(2,257,700)

	674,500	702,700
Other Assets	20,600	11,100

Total Assets	$2,253,600	$2,155,900

Liablilities and Stockholders’ Deficit

Current Liabilities:
Advances from Factor	$52,300	$—
Current maturities of long-term debt	8,872,100	96,300
Current maturities of capital lease	21,000	20,600
Accounts payable, trade	426,000	366,300
Accrued expenses and other payables	445,600	403,400

Total Current Liabilities	9,817,000	886,600

Long-Term Liablities:
Long-term debt—less current maturities	239,300	9,023,600
Capital lease—less current maturities	55,500	60,800
Other long-term liabilities	240,300	249,900

Total Long-Term Liabilities	535,100	9,334,300

Total Liabilities	10,352,100	10,220,900

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 shares outstanding	1,911,500	1,911,500
Additional contributed capital	7,337,300	7,337,300
Accumulated deficit	(16,897,100)	(16,863,600)

	(7,648,300)	(7,614,800)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(8,098,500)	(8,065,000)

Total Liabilities and Stockholders’ Deficit	$2,253,600	$2,155,900

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

(Unaudited)

	Three Months Ended
	August 31, 2003	August 31, 2002
Net Sales	$1,622,700	$2,271,800
Cost of Sales	1,297,900	1,685,900

Gross Profit	324,800	585,900

Selling, General & Administrative	308,600	376,200
Product Research, Development & Improvement	—	1,700

Total Operating Expenses	308,600	377,900

Operating Income	16,200	208,000
Interest Expense	(49,700)	(51,500)

Net Income (Loss)	(33,500)	156,500

Basic Earnings per Share:
Basic Earnings per Share	$(0.005)	$0.023
Weighted Average Number of Common Shares Outstanding	7,118,925	6,718,925
Diluted Earnings per Share:
Diluted Earnings per share	$(0.005)	$0.007
Weighted Average Number of Common Shares and Dilutive Equivalents Outstanding	7,118,925	24,708,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 31, 2003	August 31, 2002
Cash Flows From Operating Activities:
Net Income (loss)	$(33,500)	$156,500
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Unrealized (gain) loss on marketable securities	(3,100)	4,600
Depreciation and amortization	28,200	38,700
Amortization of bond discount	15,100	15,500
(Increase) Decrease in Assets:
Accounts receivable	(49,800)	(289,700)
Inventories	217,000	228,200
Prepaid expenses	18,600	44,300
Other assets	(9,500)	(2,700)
Increase (Decrease) in Liabilities:
Accounts payable—Trade	59,700	(239,700)
Accrued expenses	42,200	(118,400)
Other long term liabilities	(9,600)	(9,600)

Net cash provided by (used in) Operating Activites	275,300	(172,300)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	—	(9,900)

Net cash used in Investing Activities	—	(9,900)

Cash Flows from Financing Activities:
Advances from Factor	338,600	346,300
Repayments of advances from Factor	(286,300)	(217,300)
Principal payments under capital lease	(4,900)	(4,600)
Repayments on long term debt	(23,600)	(22,000)

Net cash provided by Financing Activities	23,800	102,400

Net increase (decrease) in cash and cash equivalents	299,100	(79,800)
Cash and Cash Equivalents: Beginning of Period	114,000	185,100

Cash and Cash Equivalents: End of Period	$413,100	$105,300

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$42,100	$98,500

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

Notes to Condensed Financial Statements

(Unaudited)

Note 1 – Basis of Presentation

The unaudited condensed financial statements at August 31, 2003, and for the three months ended August 31, 2003 and August 31, 2002, respectively, include the accounts of General Kinetics Incorporated (“GKI”).

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

The results of operations for the three-month period ended August 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 – Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings. Due to the net loss in the quarter ended August 31, 2003, diluted earnings per share is the same as basic earnings per share for that period. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the three months ended August 31, 2002:

	Income	Shares	Per Share Amount
Basic earnings per share
Net Income available to common shareholders	$156,500	6,718,925	$0.023
Effect of assumed conversion of convertible debentures, net of tax	23,684	17,990,000	0.001

Dilutive earnings per share	$180,184	24,708,925	$0.007

Note 3 – Notes Payable

At August 31, 2003 and May 31, 2003, convertible debentures initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd., are outstanding in an aggregate principal amount of approximately $8.8 million. Such debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain registration rights under the Securities Act of 1933, as amended.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s $8.8 million outstanding convertible debentures in an aggregate principal amount of $5.8 million.

Note 4 – Income Taxes

The Company’s estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Note 5 – Related Party Transactions

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s $8.8 million outstanding convertible debentures in an aggregate principal amount of $5.8 million.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 2003, Compared to Three Months Ended August 31, 2002

Net sales for the quarter ended August 31, 2003 were approximately $1.6 million compared to net sales of approximately $2.3 million for the quarter ended August 31, 2002. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage decreased from 25.8% for the quarter ended August 31, 2002 to 20.0% for the quarter ended August 31, 2003. The primary reasons for the decrease in the gross profit percentage were the mix of jobs for the quarter ended August 31, 2003 as compared to the corresponding quarter of the prior fiscal year, along with the decrease in sales during the quarter as compared to the corresponding fiscal quarter of the prior year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, general and administrative costs were approximately $308,600 for the quarter ended August 31, 2003 as compared to approximately $376,200 for the quarter ended August 31, 2002. The reduction was principally due to cost reduction measures during the first quarter of fiscal 2004, including salary decreases that were put into place by management in response to the reduced backlog and shipping levels.

For the quarter ended August 31, 2003, the Company had operating income of $16,200 compared to operating income of $208,000 for the corresponding quarter of the prior year. The decrease in operating income was due principally to the decrease in net sales and gross margins discussed above.

Interest expense decreased from $51,500 in the first quarter of fiscal 2003 to $49,700 in the first quarter of fiscal 2004.

The Company’s estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. In addition to a net loss of $33,500 for the first quarter of fiscal 2004, during fiscal years 2003 and 2002 the Company incurred net losses of approximately $131,400 and $835,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2004.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its operating costs in order to recover from its liquidity problems and seek to operate profitably for fiscal 2004.

The backlog at August 31, 2003 was $1.5 million, as compared to $2.1 million at August 31, 2002. The decrease in backlog is primarily due to an overall slowdown of orders from customers involved in projects related to the U.S. Navy. The Company must increase its level of sales to maintain a sales level that will provide positive cash flow for the remainder of the fiscal year. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

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

As of August 31, 2003, the Company had cash and marketable securities totaling $452,600. The Company has faced production issues that have contributed to losses from operations in the prior three fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. However, during the past fiscal year and current fiscal quarter, management implemented cost reductions, including salary reductions, in response to reduced sales and order backlog.

Management believes that, unless there is an increase in the shippable order backlog, the Company may not be able to meet its cash requirements through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable. Meeting the Company’s cash requirements through the next twelve months will also require an increase in the current order backlog, as well as profitable production and shipment of those orders. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the current fiscal quarter and in fiscal years 2003, 2002 and 2001, and, in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These losses and commitments, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy, raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company was formerly party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provided for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both of whom are directors of the Company, entered into a factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. During the quarter ended August 31, 2003, the Company entered into a new factoring agreement with Key Capital Factoring (“Key”) that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2004 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At August 31, 2003, there was $52,300 of outstanding advances due to Key.

The Company had significant amounts payable to trade creditors at August 31, 2003. Current maturities of long-term debt and capital lease obligations amount to $117,000 in fiscal 2004.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $8.8 million. The debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including debentures in the principal amount of $585,000 which were purchased by the Manager as to which the Manager was the economic beneficial owner and held sole voting and dispositive power, and debentures in a principal amount of $7,300,000 held in client accounts managed by the Manager on behalf of various clients who held beneficial economic ownership thereof for which the Manager held voting and dispositive power. On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s $8.8 million outstanding convertible debentures in an aggregate principal amount of $5.8 million.

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

Analysis of Cash Flows

Operating activities provided $275,300 in cash in the first quarter of fiscal 2004. This reflects the net loss of $33,500 offset by $40,200 in non-cash expenses and by $268,600 in cash generated from changes in working capital items. The cash generated from changes in working capital items in the first quarter of fiscal 2004 includes a decrease in inventories of $217,000 and an increase in accounts payable of $59,700.

The Company did not engage in any investing activities in the first quarter of fiscal 2004.

Financing activities provided $23,800 in the first quarter of fiscal 2004. These activities consisted primarily of factoring accounts receivable netting to $52,300, offset by the repayment of certain long-term debt.

Inflation

Management believes that inflation did not have a material effect on the operations, financial position or cash flows of the Company during the first quarter of fiscal 2004.

Contractual Obligations and Commercial Commitments

The Company’s commitments through August 31, 2008 are comprised of the following at August 31, 2003 (in thousands):

	Through August 31,
	2004	2005	2006	2007	2008	Total
Convertible debentures	$8,800	$0	$0	$0	$0	$8,800
Other notes payable	40	0	0	0	0	40
Real estate mortgage	98	103	108	28	0	337
Capital leases	21	23	24	8	0	76
Operating leases	28	18	3	3	2	54

Total	$8,987	$144	$135	$39	$2	$9,307

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 to the financial statements in our 2003 Annual Report on Form 10-K, as amended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At August 31, 2003, the Company had an allowance for doubtful accounts of $22,900.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

Market Risk – The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks – The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At August 31, 2003, the Company had total debt of $9.42 million, of which $0.34 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on that portion of the Company’s debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an impact on the Company’s financial results.

Item 4 – Controls and Procedures

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

As of the end of the Company’s first quarter of fiscal 2004, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s first quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL KINETICS INCORPORATED

Date: October 15, 2003	/s/ LARRY M. HEIMENDINGER

Chairman of the Board (Principal Executive Officer)

Date: October 15, 2003	/s/ SANDY B. SEWITCH

Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)