Form 10-Q
period 2003-11-30
GENERAL KINETICS INC
filed 2004-01-14
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2003

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

Yes ☐    No ☒

The number of shares of Registrant’s Common Stock outstanding as of January 9, 2003                                             7,118,925 Shares

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

General Kinetics Incorporated

Balance Sheets

November 30, 2003 and

May 31, 2003

	Nov 30, 2003	May 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$330,100	$114,000
Marketable securities	42,400	36,400
Accounts receivable, net of allowance of $22,900	538,500	521,600
Inventories, net	664,000	728,900
Prepaid expenses and other	64,200	41,200

Total Current Assets	1,639,200	1,442,100

Property, plant and equipment	2,963,900	2,960,400
Less: Accumulated depreciation	(2,310,500)	(2,257,700)

	653,400	702,700
Other Assets	29,900	11,100

Total Assets	$2,322,500	$2,155,900

Liabilities and Stockholders’ Deficit
Current Liabilities:
Advances from Factor	$99,400	$—
Current maturities of long-term debt	8,888,800	96,300
Current maturities of capital lease	21,300	20,600
Accounts payable, trade	436,300	366,300
Accrued expenses and other payables	473,600	403,400

Total Current Liabilities	9,919,400	886,600

Long-Term Liabilities:
Long-term debt - less current maturities	213,800	9,023,600
Capital lease - less current maturities	50,000	60,800
Other long-term liabilities	248,700	249,900

Total Long-Term Liabilities	512,500	9,334,300

Total Liabilities	10,431,900	10,220,900

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 shares outstanding	1,911,500	1,911,500
Additional contributed capital	7,337,300	7,337,300
Accumulated deficit	(16,908,000)	(16,863,600)

	(7,659,200)	(7,614,800)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(8,109,400)	(8,065,000)

Total Liabilities and Stockholders’ Deficit	$2,322,500	$2,155,900

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

(Unaudited)

	Six Months Ended		Three Months Ended
	November 30, 2003	November 30, 2002	November 30, 2003	November 30, 2002
Net Sales	$3,093,800	$4,253,100	$1,471,100	$1,981,400
Cost of Sales	2,445,000	3,168,500	1,147,100	1,482,600

Gross Profit	648,800	1,084,600	324,000	498,800

Selling, General & Administrative	596,100	723,200	287,500	347,100
Product Research, Development & Improvement	—	3,500	—	1,800

Total Operating Expenses	596,100	726,700	287,500	348,900

Operating Income	52,700	357,900	36,500	149,900
Interest Expense	(97,100)	(103,700)	(47,300)	(52,200)

Net Income	(44,400)	254,200	(10,800)	97,700

Basic Earnings per Share:
Basic Earnings per Share	($0.006)	$0.038	($0.002)	$0.015
Weighted Average Number of Common Shares Outstanding	7,118,925	6,718,925	7,118,925	6,718,925
Diluted Earnings per Share:
Diluted Earnings per Share	($0.006)	$0.012	($0.002)	$0.005
Weighted Average Number of Common Shares and Dilutive Equivalents Outstanding	7,118,925	24,708,925	7,118,925	24,708,925

The accompanying notes are an integral part of the above statements.

General Kinetics Incorporated

Statements of Cash Flows

(Unaudited)

	Six Months Ended
	November 30, 2003	November 30, 2002
Cash Flows From Operating Activities:
Net Income (loss)	$(44,400)	$254,200
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Unrealized (gain) loss on marketable securities	(6,000)	4,700
Depreciation and amortization	52,800	63,200
Amortization of bond discount	33,100	31,000
(Increase) Decrease in Assets:
Accounts receivable	(16,900)	(50,100)
Inventories	64,900	314,000
Prepaid expenses	(23,000)	23,300
Other assets	(18,800)	22,700
Increase (Decrease) in Liabilities:
Accounts payable - Trade	70,000	(439,100)
Accrued expenses	70,200	(106,600)
Other long term liabilities	(1,200)	(1,300)

Net cash provided by Operating Activities	180,700	116,000

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(3,500)	(19,800)

Net cash used in Investing Activities	(3,500)	(19,800)

Cash Flows from Financing Activities:
Advances from Factor	537,300	553,000
Repayments of advances from Factor	(437,900)	(553,000)
Principal payments under capital lease	(10,100)	(9,300)
Repayments on long term debt	(50,400)	(44,200)

Net cash provided by (used in) Financing Activities	38,900	(53,500)

Net increase (decrease) in cash and cash equivalents	216,100	42,700
Cash and Cash Equivalents: Beginning of Period	114,000	185,100

Cash and Cash Equivalents: End of Period	$330,100	$227,800

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,400	$112,500

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed financial statements at November 30, 2003, and for the three months and six months ended November 30, 2003 and November 30, 2002, respectively, include the accounts of General Kinetics Incorporated (“GKI”).

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

The results of operations for the six-month period ended November 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings. Due to the net loss in the quarter and six months ended November 30, 2003, diluted earnings per share is the same as basic earnings per share for those periods. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the six months and three months ended November 30, 2002:

Six Months ended November 30, 2002

	Income	Shares	Per Share Amount
Basic earnings per share
Net Income available to common shareholders	$254,200	6,718,925	$0.038
Effect of assumed conversion of convertible debentures, net of tax	47,368	17,990,000	0.002

Dilutive earnings per share	$301,568	24,708,925	$0.012

Three Months ended November 30, 2002

	Income	Shares	Per Share Amount
Basic earnings per share
Net Income available to common shareholders	$97,700	6,718,925	$0.015
Effect of assumed conversion of convertible debentures, net of tax	23,684	17,990,000	0.001

Dilutive earnings per share	$121,384	24,708,925	$0.005

Note 3 - Notes Payable

At November 30, 2003 and May 31, 2003, convertible debentures initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd., are outstanding in an aggregate principal amount of approximately $8.8 million. Such debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain registration rights under the Securities Act of 1933, as amended.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s $8.8 million outstanding convertible debentures in an aggregate principal amount of $5.8 million.

Pending confirmation of ownership status of the Company’s convertible debentures, the Company has not effected payment of interest on the convertible debentures in the amount of $88,800 scheduled on August 14, 2003.

Note 4 - Income Taxes

The Company’s estimated effective tax rate for fiscal 2003 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Note 5 - Related Party Transactions

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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended November 30, 2003, Compared to Three Months Ended November 30, 2002

Net sales for the quarter ended November 30, 2003 were approximately $1.5 million compared to net sales of approximately $2.0 million for the quarter ended November 30, 2002. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage decreased from 25.2% for the quarter ended November 30, 2002 to 22.0% for the quarter ended November 30, 2003. The primary reasons for the decrease in the gross profit percentage were the mix of jobs for the quarter ended November 30, 2003 as compared to the corresponding quarter of the prior fiscal year, along with the decrease in sales during the quarter as compared to the corresponding fiscal quarter of the prior year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, general & administrative costs were approximately $287,500 for the quarter ended November 30, 2003 as compared to approximately $347,100 for the quarter ended November 30, 2002. The reduction was principally due to cost reduction measures during the first and second quarter of fiscal 2004, including temporary salary decreases that were put into place by management in response to the reduced backlog and shipping levels.

For the quarter ended November 30, 2003, the Company had operating income of $36,500 compared to operating income of $149,900 for the corresponding quarter of the prior year. The decrease in operating income was due principally to the decrease in net sales and gross margins discussed above.

Interest expense decreased from $52,200 in the second quarter of fiscal 2003 to $47,300 in the second quarter of fiscal 2004.

The Company’s estimated effective tax rate for fiscal 2004 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Six Months Ended November 30, 2003, Compared to Six Months Ended November 30, 2002

Net sales for the six months ended November 30, 2003 were approximately $3.1 million compared to net sales of approximately $4.3 million for the six months ended November 30, 2002. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage decreased from 25.5% for the six months ended November 30, 2002 to 21.0% for the six months ended November 30, 2003. The primary reasons for the decrease in the gross profit percentage were the mix of jobs for the six months ended November 30, 2003 as compared to the corresponding quarter of the prior fiscal year, along with the decrease in sales during the period as compared to the corresponding six months of the prior year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, general & administrative costs were approximately $596,100 for the six months ended November 30, 2003 as compared to approximately $723,200 for the six months ended November 30, 2002. The reduction was principally due to cost reduction measures during the first and second quarter of fiscal 2004, including temporary salary decreases that were put into place by management in response to the reduced backlog and shipping levels.

For the six months ended November 30, 2003, the Company had operating income of $52,700 compared to operating income of $357,900 for the corresponding six months of the prior year. The decrease in operating income was due principally to the decrease in net sales and gross margins discussed above.

Interest expense decreased from $103,700 in the first six months of fiscal 2003 to $97,100 in the corresponding period of fiscal 2004.

The Company’s estimated effective tax rate for fiscal 2004 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. In addition to a net loss of $44,400 for the first six months of fiscal 2004, during fiscal years 2003 and 2002 the Company incurred net losses of approximately $131,400 and $835,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2004.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control its operating costs in order to recover from its liquidity problems and seek to operate profitably for fiscal 2004.

The decrease in sales in the first six months of fiscal 2004 as compared to the first six months of fiscal 2003 is primarily due to an overall slowdown of orders from customers involved in projects related to the U.S. Navy. The Company must increase its level of sales to maintain a sales level that will provide positive cash flow for the remainder of the fiscal year. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

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

As of November 30, 2003, the Company had cash and marketable securities totaling $372,500. The Company has faced production issues that have contributed to losses from operations in the prior three fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. However, during the past fiscal year and current fiscal quarter, management implemented cost reductions, including salary reductions, in response to reduced sales and order backlog.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the first six months of the current fiscal year and in fiscal years 2003, 2002 and 2001, and, in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These losses and commitments, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy, raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company was formerly party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provided for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both of whom are directors of the Company, entered into a factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. A factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. During the quarter ended August 31, 2003, the Company entered into a new factoring agreement with Key Capital Factoring (“Key”) that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2004 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At November 30, 2003, there was $99,400 of outstanding advances due to Key.

The Company had significant amounts payable to trade creditors at November 30, 2003.

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

Analysis of Cash Flows

Operating activities provided $180,700 in cash in the first six months of fiscal 2004. This reflects the net loss of $44,400 offset by $79,900 in non-cash expenses and unrealized gain on marketable securities and by $145,200 in cash generated from changes in working capital items. The cash generated from changes in working capital items in the first half of fiscal 2004 includes a decrease in inventories of $64,900 and an increase in accounts payable of $70,000.

The Company used $3,500 to acquire property, plant and equipment during the first half of fiscal 2004.

Financing activities provided $38,900 in the first half of fiscal 2004. These activities consisted primarily of factoring accounts receivable netting to $99,400, offset by the repayment of certain long-term debt.

Inflation

Management believes that inflation did not have a material effect on the operations, financial position or cash flows of the Company during the first six months of fiscal 2004.

Contractual Obligations and Commercial Commitments

The Company’s commitments through November 30, 2008 are comprised of the following at November 30, 2003 (in thousands):

	Through November 30,
	2004	2005	2006	2007	2008	Total
Convertible debentures	$8,800	$0	$0	$0	$0	$8,800
Other notes payable	40	0	0	0	0	40
Real estate mortgage	99	104	110	0	0	313
Capital leases	21	23	25	2	0	71
Operating leases	27	11	3	3	0	44
Total	$8,987	$138	$138	$5	$0	$9,268

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At November 30, 2003, the Company had an allowance for doubtful accounts of $22,900.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk – The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks – The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At November 30, 2003, the Company had total debt of $9.27 million, of which $0.31 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on that portion of the Company’s debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an impact on the Company’s financial results.

Item 4 - Controls and Procedures

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

As of the end of the period covered by this quarterly report, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as required by Rule 13a-15 under the Exchange Act. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GENERAL KINETICS INCORPORATED

Date: January 14, 2004	/s/ Larry M. Heimendinger

Chairman of the Board (Principal Executive Officer)

Date: January 14, 2004	/s/ Sandy B. Sewitch

Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)