Form 10-Q
period 2004-02-29
GENERAL KINETICS INC
filed 2004-04-14
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended February 29, 2004

Commission File Number 0-1738

GENERAL KINETICS INCORPORATED

(Exact Name of Registrant as Specified in Its Charter)

Virginia	54-0594435
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

10688- D Crestwood Drive Manassas, VA	20109
(Address of Principal Executive Offices)	(Zip Code)

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

•	the risk that the Company may not be able to obtain and complete sufficient new orders to maintain positive cash flow;

•	the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary, including the risk that it will not be able to repay or refinance in full the approximately $8.8 million principal amount of its outstanding convertible debentures currently scheduled to mature in August 2004;

•	the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;

•	the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company;

•	the risk that U.S. defense spending may be substantially reduced; and

•	the risk that the Company’s Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

•	The risk that the Company will not successfully renegotiate a new contract with the labor union when the current contract expires on May 31, 2004.

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

General Kinetics Incorporated

Balance Sheets

February 29, 2004 and

May 31, 2003

	February 29, 2004	May 31, 2003
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$74,200	$114,000
Marketable securities	50,300	36,400
Accounts receivable, net of allowance of $22,500 and $22,900	568,500	521,600
Inventories, net	851,500	728,900
Prepaid expenses and other	40,600	41,200

Total Current Assets	1,585,100	1,442,100

Property, plant and equipment	2,968,400	2,960,400
Less: Accumulated depreciation	(2,335,700)	(2,257,700)

	632,700	702,700
Other Assets	10,200	11,100

Total Assets	$2,228,000	$2,155,900

Liablilities and Stockholders’ Deficit
Current Liabilities:
Advances from Factor	$170,700	$—
Current maturities of long-term debt	8,905,200	96,300
Current maturities of capital lease	21,800	20,600
Accounts payable, trade	546,500	366,300
Accrued expenses and other payables	527,700	403,400

Total Current Liabilities	10,171,900	886,600

Long-Term Liablities:
Long-term debt - less current maturities	188,300	9,023,600
Capital lease - less current maturities	44,400	60,800
Other long-term liabilities	248,100	249,900

Total Long-Term Liabilities	480,800	9,334,300

Total Liabilities	10,652,700	10,220,900

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 shares outstanding	1,911,500	1,911,500
Additional contributed capital	7,337,300	7,337,300
Accumulated deficit	(17,223,300)	(16,863,600)

	(7,974,500)	(7,614,800)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(8,424,700)	(8,065,000)

Total Liabilities and Stockholders’ Deficit	$2,228,000	$2,155,900

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

(unaudited)

	Nine Months Ended		Three Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Net Sales	$4,341,200	$5,488,800	$1,247,400	$1,235,700
Cost of Sales	3,695,800	4,345,100	1,250,800	1,176,700

Gross Profit	645,400	1,143,700	(3,400)	59,000

Selling, General & Administrative	857,900	955,600	261,800	232,300
Product Research, Development & Improvement	700	3,500	700	—

Total Operating Expenses	858,600	959,100	262,500	232,300

Operating Income (Loss)	(213,200)	184,600	(265,900)	(173,300)
Interest Expense	(146,500)	(149,100)	(49,400)	(45,400)

Net Income (Loss)	(359,700)	35,500	(315,300)	(218,700)

Basic Earnings per Share:
Basic Earnings per Share	($0.051)	$0.005	($0.044)	($0.031)
Weighted Average Number of Common Shares Outstanding	7,118,925	7,118,925	7,118,925	7,118,925
Diluted Earnings per Share:
Diluted Earnings per Share	($0.051)	$0.004	($0.044)	($0.031)
Weighted Average Number of Common Shares and Dilutive Equivalents Outstanding	7,118,925	24,708,925	7,118,925	7,118,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash Flows From Operating Activities:
Net (Loss) Income	$(359,700)	$35,500
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Unrealized (gain) loss on marketable securities	(13,900)	4,800
Depreciation and amortization	78,000	102,600
Amortization of bond discount	45,300	46,400
Bad debt provision	(400)	(600)
(Increase) Decrease in Assets:
Accounts receivable	(46,500)	515,500
Inventories	(122,600)	433,700
Prepaid expenses	600	30,300
Other assets	900	44,400
Increase (Decrease) in Liabilities:
Accounts payable - Trade	180,200	(543,100)
Accrued expenses	124,300	(194,500)
Deferred Revenue	—	81,700
Other long term liabilities	(1,800)	(1,800)

Net cash (used in) provided by Operating Activites	(115,600)	554,900

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(8,000)	(33,300)

Net cash used in Investing Activities	(8,000)	(33,300)

Cash Flows from Financing Activities:
Advances from Factor	853,000	55,300
Repayments of advances from Factor	(682,300)	(55,300)
Principal payments under capital lease	(15,200)	(14,200)
Repayments on long term debt	(71,700)	(67,000)

Net cash provided by (used in) Financing Activities	83,800	(81,200)

Net increase (decrease) in cash and cash equivalents	(39,800)	440,400
Cash and Cash Equivalents: Beginning of Period	114,000	185,100

Cash and Cash Equivalents: End of Period	$74,200	$625,500

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$30,100	$149,100

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed financial statements at February 29, 2004, and for the three months and nine months ended February 29, 2004 and February 28, 2003, include the accounts of General Kinetics Incorporated (“GKI” or the “Company”).

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

The results of operations for the three-month and nine-month periods ended February 29, 2004, are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Due to the net losses in the quarter ended February 28, 2003, and the quarter and nine months ended February 29, 2004, diluted earnings per share is the same as basic earnings per share for those periods. The following table presents a reconciliation between the weighted average shares outstanding for basic and diluted earnings per share for the nine months ended February 28, 2003:

Nine months ended Feb 28, 2003:	Income	Shares	Per Share Amount
Basic earnings per share
Income available to common shareholders	$35,500	7,118,925	$0.005
Effect of assumed conversion of convertible debentures	65,962	17,590,000	0.004

Dilutive earnings per share	$101,462	24,708,925	$0.004

Note 3 - Notes Payable

At February 29, 2004 and May 31, 2003, convertible debentures initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd., are outstanding in an aggregate principal amount of approximately $8.8 million. Such debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain registration rights under the Securities Act of 1933, as amended.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, acting President and Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s $8.8 million outstanding convertible debentures in an aggregate principal amount of $5.8 million.

Pending confirmation of ownership status of the Company’s convertible debentures, the Company has not effected payment of interest on the convertible debentures in the amount of $88,800 scheduled on August 14, 2003. This amount, together with interest accrued for the nine months ended February 29, 2004 is included in accrued expenses and other payables on the balance sheets.

Note 4 - Income Taxes

The Company’s estimated effective tax rate for fiscal 2004 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Note 5 - Inventories

Inventories consist of the following:

	February 29, 2004	May 31, 2003
Work in process	$754,400	$561,800
Finished Goods	17,100	15,400
Raw materials	378,700	450,300
Valuation reserve	(298,700)	(298,600)

Total	$851,500	$728,900

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

GENERAL KINETICS INCORPORATED

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended February 29, 2004 Compared to Three Months Ended February 28, 2003

Net sales for the three months ended February 29, 2004 were approximately $1.25 million compared to net sales of approximately $1.24 million for the quarter ended February 28, 2003. The low sales figure and corresponding negligible increase were due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage decreased to -0.3% for the quarter ended February 29, 2004 from 4.8% for the quarter ended February 28, 2003. The negative gross margin during the third quarter of fiscal 2004 occurred because the low sales level was not enough to support overhead expenses incurred during the quarter. The primary reason for the decrease in gross profit margins was changes in the mix of jobs produced in the quarter ended February 29, 2004 as compared to the job mix in the quarter ended February 28, 2003.

Selling, general & administrative costs were approximately $261,800 in the third quarter of fiscal 2004 as compared to approximately $232,300 in the corresponding quarter of the prior fiscal year. The increase was principally due to cost reduction measures during the third quarter of the prior fiscal year, including salary decreases, put into place by management in response to the reduced backlog and shipping levels. Certain of the cost cutting measures, including salary decreases, were discontinued by the third quarter of fiscal 2004 because of the increased backlog as the Company entered the fourth quarter of the fiscal year.

For the three months ended February 29, 2004, the Company had an operating loss of $265,900 compared to an operating loss of $173,300 for the comparable quarter of the prior fiscal year. The increase was due primarily to the decrease in gross profit margins and increases in selling, general, and administrative costs described above.

Interest expense was $49,400 in the third quarter of fiscal 2004 compared to $45,400 in the third quarter of fiscal 2003. The increase was due to an increase in the factoring of accounts receivable in the quarter ended February 29, 2004 as compared to the quarter ended February 28, 2003.

The Company’s estimated effective tax rate for fiscal 2004 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Nine Months Ended February 29, 2004 Compared to Nine Months Ended February 28, 2003

Net sales for the nine months ended February 29, 2004 were approximately $4.3 million, as compared to net sales of approximately $5.5 million for the nine months ended February 28, 2003. The decrease in sales was due primarily to a decrease in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

The gross margin percentage decreased from 20.8% for the nine months ended February 28, 2003 to 14.9% for the nine months ended February 29, 2004. The primary reasons for the decrease in the gross profit percentage were the mix of jobs for the current fiscal year as compared to the same nine months of the prior fiscal year. The Company continues to address production issues through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes and a focused sales effort.

Selling, general & administrative costs were approximately $857,900 in the first nine months of fiscal 2004 as compared to approximately $955,600 in the first nine months of the prior fiscal year. The reduction was principally due to cost reduction measures during the first two quarters of fiscal 2004, including salary decreases, put into place by management in response to reduced backlog and shipping levels.

For the nine months ended February 29, 2004, the Company had an operating loss of $213,200 compared to an operating income of $184,600 for the comparable nine months of the prior fiscal year. The decrease was due primarily to the decrease in sales and in gross profit margins described above.

Interest expense was $146,500 in the first nine months of fiscal 2004 compared to $149,100 in the first nine months of fiscal 2003.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. In addition to a net loss of $359,700 for the first nine months of fiscal 2004, during fiscal years 2003 and 2002 the Company incurred net losses of approximately $131,400 and $835,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2004.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company’s liquidity problems and seek to operate profitably for the remainder of fiscal 2004.

The decrease in sales in the first nine months of fiscal 2004 as compared to the first nine months of fiscal 2003 is primarily due to an overall slowdown of orders from customers involved in projects related to the U.S. Navy.

However, the Company has received significant new orders during the last several months, and the shippable backlog at February 29, 2004 is $2.8 million as compared to $497,000 at February 28, 2003. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably for the remainder of fiscal 2004. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of February 29, 2004, the Company had cash and marketable securities totaling $124,500. The Company has faced production issues that have contributed to losses from operations in the prior three fiscal years. The Company has taken and is continuing to take steps to address these production issues through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. During the first half of fiscal 2004, management implemented cost reductions, including salary reductions, in response to reduced sales and order backlog. The salary reductions ended during the quarter ended February 29, 2004 in response to the increase in backlog and production requirements.

Management believes that the Company can meet its cash requirements through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable if they can ship the scheduled backlog on time and within budget. Meeting the Company’s cash requirements through the next twelve months will also require maintaining or increasing the current order backlog, as well as profitable production and shipment of those orders. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain or increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the first nine months of the current fiscal year and in fiscal years 2003, 2002 and 2001, and, in addition, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These losses and commitments, in addition to an overall slowdown of orders from customers involved in projects related to the U.S. Navy, raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company was formerly party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provided for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both of whom are directors of the Company, entered into a factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. An amended factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. During the quarter ended August 31, 2003, the Company entered into a new factoring agreement with Key Capital Factoring (“Key”) that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2004 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At February 29, 2004, there was $170,700 of outstanding advances due to Key.

The Company had significant amounts payable to trade creditors at February 29, 2004.

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

The Company does not expect that its cash flow, capital resources, and overall financial condition will be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures currently scheduled to mature in August 2004. At present, the Company has decided on no specific plans with respect to the repayment or refinancing of the debentures, but it expects to continue to review the situation and consider its potential alternatives.

Analysis of Cash Flows

Operating activities used $115,600 in cash in the first nine months of fiscal 2004. This reflects the net loss of $359,700 offset by $108,900 in non-cash expenses and unrealized gain on marketable securities and by $135,200 in cash generated from changes in working capital items. The cash generated from changes in working capital items in the first nine months of fiscal 2004 includes a increase in inventories of $122,600 offset by an increase in accounts payable of $180,200.

The Company used $8,000 to acquire property, plant and equipment during the first three quarters of fiscal 2004.

Financing activities provided $83,800 in the first three quarters of fiscal 2004. These activities consisted primarily of factoring accounts receivable netting to $170,700, offset by the repayment of certain long-term debt.

Inflation

Management believes that inflation did not have a material effect on the operations, financial position or cash flows of the Company during the first nine months of fiscal 2004.

Contractual Obligations and Commercial Commitments

The Company’s commitments through February 28, 2009 are comprised of the following at February 29, 2004 (in thousands):

	Through February,
	2005	2006	2007	2008	2009	Total
Convertible debentures	$8,795	$0	$0	$0	$0	$8,795
Other notes payable	40	0	0	0	0	40
Real estate mortgage	100	106	82	0	0	288
Capital leases	22	23	21	0	0	66
Operating leases	27	5	3	2	1	38
Total	$8,984	$134	$106	$2	$1	$9,227

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At February 29, 2004, the Company had an allowance for doubtful accounts of $22,500.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk – The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks – The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At February 29, 2004, the Company had total debt of $9.16 million, of which $0.29 million represents borrowing for its real estate mortgage, which is at a variable interest rate. Interest on that portion of the Company’s debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an impact on the Company’s financial results.

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

GENERAL KINETICS INCORPORATED

Date: April 14, 2004	/s/ Larry M. Heimendinger

Chairman of the Board (Principal Executive Officer)

Date: April 14, 2004	/s/ Sandy B. Sewitch

Chief Financial Officer (Principal Accounting Officer and Principal Financial Officer)