Form 10-K
period 2004-05-31
GENERAL KINETICS INC
filed 2004-08-30
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2004

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASD OTC Bulletin Board, was approximately $208,837. Shares of Common Stock held by the executive officers, directors and under the Registrant’s ESOP have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant’s Common Stock, $0.25 par value, as of August 16, 2004, was	7,118,925

Documents Incorporated by Reference

Certain portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant’s 2004 fiscal year are incorporated into Part III hereof.

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute “forward-looking statements”. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•	the risk that the Company may not be able to obtain and complete sufficient new orders to maintain positive cash flow;

•	the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary;

•	the risk that it will not be able to repay or refinance in full the approximately $8.8 million principal amount of its outstanding convertible debentures due August 2004;

•	the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;

•	the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; and

•	the risk that U.S. defense spending may be substantially reduced; and

•	the risk that the Company’s Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

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

General Kinetics Incorporated (the “Company” or “GKI”) designs and manufactures high-quality precision enclosures for sophisticated electronic systems, principally for sale to the U.S. Department of Defense and the U.S. Navy.

The Company was founded as a Virginia corporation in 1954 and its common stock became publicly traded in November 1961.

Beginning in December 1992, and ending in August 1994, the Company’s operations were financed to a significant extent by debt and equity investments made by clients of Gutzwiller & Partner, A.G.(“Gutzwiller”), a corporation formed under the laws of Switzerland, now known as Rabo Investment Management Ltd. (the “Manager”). At May 31, 2004, convertible debentures initially issued to clients of Gutzwiller were outstanding in an aggregate principal amount of approximately $8.8 million. Such debentures mature in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

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

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures which mature on August 14, 2004. The Company has reached agreement in principal with holders of approximately $1.7 million principal amount of such debentures for the purchase of these debentures at a total price (including interest) equal to 3% the principal amount. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurances, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

(b)	Financial Information About Industry Segments

The Company is currently operating in a single industry segment.

(c)	Narrative Description of Business

The Business

General

The Company designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The Company is a manufacturing and engineering services company which produces build-to-print as well as custom engineered products. The Company has manufactured electronics-ready enclosures and mounting systems for over 40 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect sensitive electronic communication and detection equipment from shock and vibration. The principal customer for these products is the U.S. Navy which, directly or indirectly through its prime contractors, accounted for 99%, 93%, and 94% of the Company’s revenues in fiscal 2004, 2003 and 2002, respectively. The Company sells these products as a prime contractor and also as a subcontractor to major prime contractors such as Lockheed Martin, Raytheon, SAIC, Northrop Grumman, and DRS Laurel Technologies.

Strategy

The Company’s long-term goals are to increase market penetration within the Department of Defense, and to expand into the non-government marketplace by targeting build-to-print or engineering design opportunities for enclosures and related products. The Company entered the commercial enclosure marketplace in fiscal 2000. The current strategy for these products is to concentrate on selling high-end precision enclosures through a small network of U.S. sales representatives. The Company does not expect the non-government marketplace to provide a significant portion of the Company’s sales during fiscal 2005. Management intends to use its current sales force and build on its reputation for quality to expand sales to the U.S. Navy and other agencies within the government.

The Company plans to finance its strategy for fiscal 2005 through cash on hand as of May 31, 2004, careful management of operating expenses, factoring accounts receivable to alleviate short-term cash requirements, and cash flow generated through operations. The Company may also seek additional sources of debt or equity financing to allow it to meet cash commitments if sales and shipment levels fluctuate throughout the fiscal year.

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

Customers

During fiscal years 2004, 2003, and 2002, the Company sold 99%, 93%, and 94%, respectively, of its products to the U.S. Government, principally to the U.S. Navy, either as a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, in particular spending by the U.S. Navy, could have a material adverse effect on the operations of the Company, unless offset by greater market penetration or new sales to other government and commercial customers. In addition, the Company’s U.S. Government contracts and, in general, its subcontracts with the U.S. Government’s prime contractors provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company considers its relationships with the U.S. Navy and its major prime contractor customers to be good.

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

The Company’s contract backlog as of May 31, 2004 and May 31, 2003 was approximately $2.5 million and $1.4 million, respectively. All of the $2.5 million backlog at May 31, 2004 is expected to be shipped during fiscal 2005. The Company does not believe that seasonal fluctuations play a significant role in the backlog for its business.

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

Research and Development

The Company expects research and development activities to total less than $50,000 during fiscal 2005. No material research and development expenses were incurred in fiscal 2004, 2003 or 2002.

The U.S. Government Procurement Process

The majority of the Company’s fiscal 2004 revenue was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Navy. Revenue from these sales represented approximately 99% of the Company’s total revenue in fiscal 2004. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company’s sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company’s U.S. Government contracts and, in general, its subcontracts with the U.S. Government’s prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company estimates that substantially all of the Company’s fiscal 2004 revenue was derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no terminations for convenience in fiscal 2004, 2003, or 2002. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default of any contract awarded to the Company.

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

Employees and Labor Agreements

As of May 31, 2004, the Company had 76 employees, all located in the United States. Of the 76 employees, 18 were salaried and 58 were paid by the hour. At that date, on a Company-wide basis, there were 3 employees in engineering, 1 employee in sales and marketing, 62 employees in manufacturing and assembly operations, and 10 employees in an executive capacity or in finance and administration. Forty-nine of the Company’s employees are represented by the International Brotherhood of Electrical Workers Union (the “Union”) in Johnstown, Pennsylvania. The Company and the Union are working under a three-year collective bargaining agreement that will expire on May 31, 2007. The Company considers its employee relations to be good.

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

ITEM 2 - PROPERTIES

The Company maintains its executive offices in a leased facility in Manassas, Virginia that is approximately 1,850 square feet.

The Company’s manufacturing facilities are presently located in an industrial manufacturing plant in Johnstown, Pennsylvania that was owned by the Company. On May 19, 2004 the Company sold its single-story manufacturing facility in Johnstown, Pennsylvania to James F. Hargreaves and Carl Vulcan, Trustees of Fund A Under the Last Will and Testament of Paul J. Petrovich, Deceased (the “Buyer”), in a sale-leaseback transaction. The Buyer has no material relationship to the Company or any of its affiliates, any director or officer of the Company or any associate of any such director or officer.

The property consists of the building, fixtures and other improvements constructed thereon, including but not limited to approximately 56,000 square feet of manufacturing facilities and office space and approximately 10 acres of land. The total sale price of the property was $1,000,000. After payment of the mortgage on the property and other expenses incurred in connection with the sale, the net proceeds to the Company were approximately $692,000. The amount of consideration paid was determined in arms-length negotiations between the parties.

The Company’s lease for the manufacturing facility commenced on June 1, 2004 and will end on May 31, 2009. The current annual base rent payable under the lease is approximately $180,000. The Company has the right, at its option, to extend the initial term of its lease for two additional five-year periods at a base rent to be negotiated, but not more than 10% over the base rent charged during the previous term. The Buyer, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors and other common areas of the manufacturing facility.

The Company believes that its present facilities are adequate to meet its current production requirements.

ITEM 3 - LEGAL PROCEEDINGS

As of the date hereof, there are no material pending legal proceedings, to which the Company is a party or of which any of its property is the subject.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

PART II

ITEM 5 - MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s Common Stock, $0.25 par value per share, is quoted on the Over the Counter (“OTC”) Bulletin Board, under the symbol “GKIN”. The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

Quarter Ended	High	Low
May 31, 2004	$0.05	$0.02
February 29, 2004	$0.06	$0.02
November 30, 2003	$0.06	$0.02
August 31, 2003	$0.03	$0.01

May 31, 2003	$0.09	$0.02
February 28, 2003	$0.06	$0.01
November 30, 2002	$0.04	$0.01
August 31, 2002	$0.05	$0.03

The number of holders of record of the Company’s Common Stock, $0.25 par value, as of August 25, 2004, was 1,002.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.

ITEM 6 - SELECTED FINANCIAL DATA

The following sets forth certain selected financial data for each of the years in the five-year period ended May 31, 2004. The statement of operations data for the fiscal years ended May 31, 2004, 2003, 2002 and the balance sheet data at May 31, 2004 and 2003 are derived from and are qualified by reference to the financial statements of the Company audited by BDO Seidman, LLP, the Company’s independent registered public accounting firm, included elsewhere, herein. The statement of operations data for the fiscal years ended May 31, 2001 and 2000 and the balance sheet data at May 31, 2002, 2001 and 2000 are derived from financial statements of the Company also audited by BDO Seidman, LLP, but not included herein. The financial data should be read in conjunction with, and are qualified by reference to, the financial statements and related notes and other financial information, the going concern opinion provided by the Company’s auditors, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

	Years ended May 31
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$8,833	$8,259	$8,870	$6,377	$6,358
Cost of sales	7,828	6,736	7,691	5,107	5,521

Gross profit	1,005	1,523	1,179	1,270	837
Selling, general, and administrative expenses	1,514	1,565	1,559	1,203	1,150
Product R&D, and improvement	0	43	0	3	1
Manufacturing Start-Up Costs	0	0	265	0	0

Operating income (loss)	(509)	(85)	(645)	64	(314)
Gain on Note Settlement	279	0	0	0	0
Other Income	0	175	37	0	0
Interest expense, net	(299)	(220)	(227)	(195)	(213)

Loss before income taxes	(529)	(130)	(835)	(131)	(527)

Provision for income taxes	0	0	0	0	0

Net Loss	$(529)	$(130)	$(835)	$(131)	$(527)

Basic and Diluted Earnings Per Share:
Basic loss per share	(.08)	(.02)	(.12)	(.02)	(.07)
Weighted average common shares outstanding	6,719	6,719	6,719	6,899	7,119

Cash dividends per common share	0	0	0	0	0

Balance Sheet and Other Data:

	May 31,
	2000	2001	2002	2003	2004
	(in thousands)
Working capital (deficit)	$1,381	$1,351	$606	$556	$(8,109)
Cash	958	388	185	114	670
Total assets	4,130	4,009	2,918	2,156	2,405
Net property, plant & equipment	925	802	800	703	162
Capital expenditures	93	34	46	50	18
Long-term liabilities	9,570	9,551	9,597	9,334	696
Total Stockholders’ Deficit	$(7,166)	$(7,296)	$(8,132)	$(8,065)	$(8,592)

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company’s statements of operations for fiscal years 2002, 2003 and 2004 (each ended May 31), as a percentage of revenue.

Percent of Revenue

	2002	2003	2004
Net sales	100.0%	100.0%	100.0%

Gross profit	13.3%	19.9%	13.2%
Operating expenses	(20.6)%	(18.9)%	(18.1)%

Operating income (loss)	(7.3)%	1.0%	(4.9)%
Interest expense	(2.5)%	(3.1)%	(3.4)%
Other Income	0.4%	0.0%	0.0%

Net loss	(9.4)%	(2.1)%	(8.3)%

Fiscal Year 2004 Compared to Fiscal Year 2003

Net sales for fiscal 2004 were $6.36 million and substantially unchanged from $6.38 million for fiscal 2003.

The principal customer for the Company’s products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 99% of the Company’s revenues in fiscal year 2004. The Company’s sales to the U.S. Government and its prime contractors represented approximately 93% and 94% of total net sales during the Company’s fiscal years ended May 31, 2003 and May 31, 2002, respectively, and are expected to continue to account for a substantial portion of the Company’s revenues for the foreseeable future. The Company’s contracts with the U.S. Government are subject to the availability of funds through annual appropriations, may be terminated by the government for its convenience at any time and generally do not require the purchase of a fixed quantity of products. Reductions in U.S. Government defense spending could adversely affect the Company’s operating results. While the Company is not aware of present or anticipated reductions in U.S. Government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in U.S. Government defense spending in general will not have an adverse effect on sales of the Company’s products in the future.

Gross profit for fiscal 2004 was approximately $837,100 compared with approximately $1.3 million for fiscal 2003. Gross profit as a percentage of sales decreased from 19.9% in fiscal 2003 to 13.2% in fiscal 2004. The primary reason for the decrease in gross profit margins was changes in the mix of jobs produced in the fiscal year ended May 31, 2004 as compared to the job mix in the fiscal year ended May 31, 2003. The Company operates as a job shop, making a mix of build-to-print cabinets and parts, standard cabinets, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters. The Company continues to address production planning through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

Operating expenses for fiscal 2004 were approximately $1.15 million compared with $1.21 million for fiscal 2003. The small decrease from fiscal 2003 was principally due to cost reduction measures during the first two quarters of fiscal 2004, including salary decreases, put into place by management in response to then reduced backlog and shipping levels.

Interest Expense

Interest expense increased to $213,500 in fiscal 2004 as compared to $195,200 in fiscal 2003. This increase occurred principally because interest expense from factoring accounts receivable was $40,000 in fiscal 2004 as compared to $12,000 in fiscal 2003.

The overall net loss was $527,300 for fiscal 2004 as compared to a net loss of $131,400 in fiscal 2003. The increase in the loss was primarily due to the decrease in gross profits discussed above.

Income Taxes

The Company had no income tax provision in fiscal 2004 or fiscal 2003 due to the net losses. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which have a lower effective tax rate than the statutory rate of 34%.

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

During fiscal 2002, the Company recorded $37,400 in “other income” related to stock issued to the Company in December 2001 by Prudential Financial upon its conversion from a mutual life insurance company to a stock company.

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

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During fiscal years 2004 and 2003, the Company incurred net losses of approximately $527,300 and $131,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2005.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company’s liquidity problems and seek to operate profitably for fiscal 2005.

The Company has received significant new orders during the last several months of fiscal 2004, and the shippable backlog at May 31, 2004 is $2.5 million as compared to $1.4 million at May 31, 2003. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2005. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of May 31, 2004, the Company had cash and marketable securities totaling $718,100. The Company has taken and is continuing to take steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. During the first half of fiscal 2004, management implemented cost reductions, including salary reductions, in response to reduced sales and order backlog. The salary reductions ended during the quarter ended February 29, 2004 in response to the increase in backlog and production requirements.

Management believes that the Company can meet its operating cash requirements, excluding the repayment of the debentures referred to below, through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable if they can maintain or increase the current level of backlog, and ship the scheduled backlog on time and within budget. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain or increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the last three fiscal years, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These losses and commitments raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company was formerly party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provided for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both of whom are directors of the Company, entered into a factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. An amended factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. During the quarter ended August 31, 2003, the Company entered into a new factoring agreement with Key Capital Factoring (“Key”) that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2005 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At May 31, 2004, there was $214,200 of outstanding advances due to Key.

The Company had significant amounts payable to trade creditors at May 31, 2004.

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

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures which mature on August 14, 2004. The Company has reached agreement in principal with holders of approximately $1.7 million principal amount of such debentures for the purchase of these debentures at a total price (including interest) equal to 3% of the principal amount. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurances, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

Analysis of Cash Flows

Operating activities used $259,700 in cash in fiscal 2004. This reflects a net loss of $527,300 offset by $140,500 in cash generated from changes in working capital items and by $127,100 in net non-cash income and expenses. The cash generated from changes in working capital items includes an increase in accounts receivable of $243,200, offset by an increase in accounts payable of $206,000 and an increase in accrued expenses and other payables of $165,300.

Investing activities provided $982,500 in fiscal 2004. These activities consisted of the $1.0 million proceeds from the sale of the Johnstown manufacturing facility, offset by acquiring property and equipment totaling $17,500.

Financing activities used $166,800 in fiscal 2004. These activities consisted principally of the repayment of $360,500 in long-term debt upon the sale of the Johnstown facility, offset by the factoring of accounts receivable netting to $214,200.

Contractual Obligations and Commercial Commitments

The Company’s commitments through May 31, 2009 and thereafter are comprised of the following at May 31, 2004 (in thousands):

	Through May 31,
	2005	2006	2007	2008	2009+	Total
Convertible debentures	$8,795	$0	$0	$0	$0	$8,795
Other notes payable	40	0	0	0	0	40
Capital leases	53	61	49	34	40	237
Operating leases	205	183	183	182	180	933

Total	$9,093	$244	$232	$216	$220	$10,005

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At May 31, 2004, the Company had an allowance for doubtful accounts of $22,900.

Recent Accounting Pronouncements

None

ITEM 7A - Quantitative and Qualitative Disclosures About Market Risk

Market Risk - The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks - The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At May 31, 2004, the Company had total debt of $9.1 million. Interest on some of the Company’s debt is directly affected by changes in the prime interest rate, and therefore fluctuations may have an impact on the Company’s financial results.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors And Stockholders

General Kinetics Incorporated

Manassas, Virginia

We have audited the accompanying balance sheets of General Kinetics Incorporated as of May 31, 2004 and 2003, and the related statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended May 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated as of May 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has sustained recurring operating losses in fiscal 2004, 2003, and 2002. In addition, the Company has significant short-term cash commitments and funding is limited to cash flow from operations and loans collateralized by certain accounts receivable. Also, the Company has $8.8 million of convertible debentures maturing in August 2004 which it does not have the resources to repay. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are described in Note 1. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland

August 2, 2004 (except for note 8 as to which the date is August 15, 2004)

General Kinetics Incorporated

Balance Sheets

At May 31, 2004 and 2003

	May 31, 2004	May 31, 2003
Assets
Current Assets:
Cash and cash equivalents	$670,000	$114,000
Marketable securities - trading	48,100	36,400
Accounts receivable, net of allowance of $22,900	764,800	521,600
Inventories, net	677,600	728,900
Prepaid expenses and other	31,600	41,200

Total Current Assets	2,192,100	1,442,100

Property, Plant and Equipment	2,066,000	2,960,400
Less: Accumulated Depreciation and Amortization	(1,903,700)	(2,257,700)

	162,300	702,700
Other Assets	50,500	11,100

Total Assets	$2,404,900	$2,155,900

Liablilities and Stockholders’ Deficit
Current Liabilities:
Advances from Factor	$214,200	$—
Current maturities of long-term debt	8,819,900	96,300
Current maturities of capital lease	22,200	20,600
Accounts payable, trade	572,400	366,300
Accrued expenses and other payables	568,700	403,400
Deferred gain on sale of building	104,100	—

Total Current Liabilities	10,301,500	886,600

Long-Term Liabilities:
Long-term debt - less current maturities	—	9,023,600
Capital lease - less current maturities	38,700	60,800
Other long-term liabilities	240,700	249,900
Deferred gain on sale of building	416,300	—

Total Long-Term Liabilities	695,700	9,334,300

Total Liabilities	10,997,200	10,220,900

Commitments and Contingencies
Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 and 7,645,557 shares issued, 7,118,925 and 7,118,925 shares outstanding	1,911,500	1,911,500
Additional Contributed Capital	7,337,300	7,337,300
Accumulated Deficit	(17,390,900)	(16,863,600)

	(8,142,100)	(7,614,800)
Less:
Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(8,592,300)	(8,065,000)

Total Liabilities and Stockholders’ Deficit	$2,404,900	$2,155,900

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

For the Years Ended May 31, 2004, 2003, and 2002

	2004	2003	2002
Net Sales	$6,357,900	$6,377,100	$8,870,000
Cost of Sales	5,520,800	5,106,900	7,691,100

Gross Profit	837,100	1,270,200	1,178,900

Selling, General & Administrative	1,150,200	1,202,900	1,558,800
Product Research, Development & Improvement	700	3,500	—
Manufacturing Start-Up Costs	—	—	265,100

Total Operating Expenses	1,150,900	1,206,400	1,823,900

Operating Income/ (Loss)	(313,800)	63,800	(645,000)

Other Income	—	—	37,400

Interest Expense	(213,500)	(195,200)	(227,800)

Net Loss	$(527,300)	$(131,400)	$(835,400)

Basic and diluted loss per share	$(0.07)	$(0.02)	$(0.12)

Weighted Average Number of Common Shares Outstanding	7,118,925	6,898,651	6,718,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Stockholders’ Deficit

For the Years Ended May 31, 2004, 2003, and 2002

	Common Stock		Additional Contributed Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
	Shares	Amount
Balance 5/31/01	7,245,557	1,811,500	7,239,400	(15,896,800)	(450,200)	(7,296,100)

Net Loss				(835,400)		(835,400)

Balance 5/31/02	7,245,557	1,811,500	7,239,400	(16,732,200)	(450,200)	(8,131,500)

Converted Debentures	400,000	100,000	97,900			197,900
Net Loss				(131,400)		(131,400)

Balance 5/31/03	7,645,557	$1,911,500	$7,337,300	$(16,863,600)	$(450,200)	$(8,065,000)

Net Loss				(527,300)		(527,300)

Balance 5/31/04	7,645,557	$1,911,500	$7,337,300	$(17,390,900)	$(450,200)	$(8,592,300)

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Cash Flows

For the years ended May 31, 2004, 2003, and 2002

	2004	2003	2002
Cash Flows From Operating Activities:
Net Loss	$(527,300)	$(131,400)	$(835,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on sale of building	(23,400)		—
Unrealized (gain) loss on marketable equity securities	(11,700)	1,000
Depreciation and amortization	101,700	147,600	155,000
Amortization of bond discount	60,500	61,500	61,900
Write-off of patent	—	—	38,000
Gain from distribution of stock	—	—	(37,400)
Provision for doubtful accounts	—	(48,000)	(1,800)
Provision for inventory obsolescence	—	155,800	101,200
Write-off of inventory	—	—	(117,500)
(Increase) Decrease in Assets:
Accounts receivable	(243,200)	398,500	381,300
Inventories	51,300	21,600	562,300
Prepaid expenses	9,600	15,600	(2,900)
Other assets	(39,400)	48,300	(35,800)
Increase (Decrease) in Liabilities:
Accounts payable - trade	206,100	(399,600)	(338,200)
Accrued expenses and other payables	165,300	(174,100)	2,500
Other long term liabilities	(9,200)	(8,500)	(4,600)

Net cash provided by (used in) Operating Activites	(259,700)	88,300	(71,400)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(17,500)	(49,900)	(45,600)
Proceeds from sale of building	1,000,000	—	—

Net cash provided by (used in) Investing Activities	982,500	(49,900)	(45,600)

Cash Flows from Financing Activities:
Advances from Factor/Borrowings on Demand Notes Payable	1,991,500	553,000	1,305,700
Repayments of Advances from Factor/Demand Notes Payable	(1,777,300)	(553,000)	(1,305,700)
Principal payments under capital lease	(20,500)	(19,100)	(7,600)
Repayments on Long Term Debt	(360,500)	(90,400)	(78,600)

Net cash used in Financing Activities	(166,800)	(109,500)	(86,200)

Net increase (decrease) in cash and cash equivalents	556,000	(71,100)	(203,200)
Cash and Cash Equivalents: Beginning of Period	114,000	185,100	388,300

Cash and Cash Equivalents: End of Period	$670,000	$114,000	$185,100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$10,000	$195,200	$162,600
Income Taxes	$1,700	$800	$800
Non-cash investing and financing activities:
Assets acquired under capital lease	$—	$—	$108,100
Conversion of long-term debt (net of unamortized discount)	$—	$197,900	$—

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS

1. FUTURE PROSPECTS AND RECENT OPERATIONS:

General Kinetics Incorporated (the “Company” or “GKI”) relies upon internally generated funds and accounts receivable factoring to finance its operations. During fiscal years 2004 and 2003, the Company incurred net losses of approximately $527,300 and $131,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2005.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company’s liquidity problems and seek to operate profitably for fiscal 2005.

The Company has received significant new orders during the last several months of fiscal 2004, and the shippable backlog at May 31, 2004 is $2.5 million as compared to $1.4 million at May 31, 2003. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2005. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of May 31, 2004, the Company had cash and marketable securities totaling $718,100. The Company has taken and is continuing to take steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. During the first half of fiscal 2004, management implemented cost reductions, including salary reductions, in response to reduced sales and order backlog. The salary reductions ended during the quarter ended February 29, 2004 in response to the increase in backlog and production requirements.

Management believes that the Company can meet its cash requirements through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable if they can maintain or increase the current level of backlog, and ship the scheduled backlog on time and within budget. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain or increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the last three fiscal years, the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. These losses and commitments, and the maturity of the Company’s convertible debentures due in August 2004 as described below, raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company was formerly party to a factoring agreement with Reservoir Capital Corporation (“Reservoir”) that provided for advances (or loans) of up to 80% of specified accounts receivable. In August 2001, Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both of whom are directors of the Company, entered into a factoring agreement with the Company on terms substantially similar to those of the Reservoir facility, but more favorable to the Company in certain respects, including provision for advances at a rate of up to 85% of specified accounts receivable. An amended factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. During the quarter ended August 31, 2003, the Company entered into a new factoring agreement with Key Capital Factoring (“Key”) that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2005 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At May 31, 2004, there was $214,200 of outstanding advances due to Key.

The Company had significant amounts payable to trade creditors at May 31, 2004.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $8.8 million. The debentures matured in August 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. In a filing with the SEC dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including debentures in the principal amount of $585,000 which were purchased by the Manager as to which the Manager was the economic beneficial owner and held sole voting and dispositive power, and debentures in a principal amount of $7,300,000 held in client accounts managed by the Manager on behalf of various clients who held beneficial economic ownership thereof for which the Manager held voting and dispositive power. On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s $8.8 million outstanding convertible debentures in an aggregate principal amount of $5.8 million.

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures which mature on August 14, 2004. The Company has reached agreement in principal with holders of approximately $1.7 million principal amount of such debentures for the purchase of these debentures at a total price (including interest) equal to 3% the principal amount. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurances, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

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

Marketable Securities

The company has classified its marketable equity securities as trading. Investments in equity securities with readily determinable fair values are reported at fair value, with gains and losses reported in the statements of operations.

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of products. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of May 31, 2004 and 2003 is adequate. However, write-offs might exceed the recorded allowance.

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

Basic and Diluted Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures (see Note 8) and stock options (see Note 12). Basic and diluted earnings per share were the same in fiscal 2004, as they were in both fiscal 2003 and fiscal 2002, because the impact of dilutive securities is anti-dilutive.

Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock Based Compensation” and SFAS No. 148,

“Accounting for Stock-Based Compensation - Transition and Disclosure”, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net loss and loss per share would have been changed to the pro forma amounts indicated below:

	2004	2003	2002
Net Loss:
As reported	$(527,300)	$(131,400)	$(835,400)
Stock based compensation expense determined under fair value based method	(600)	(1,000)	(3,500)

Pro forma net loss	(527,900)	(132,400)	(838,900)

Basic and Diluted Loss per share:
As reported	$(.07)	$(.02)	$(0.12)
Pro forma	$(.07)	$(.02)	$(0.12)

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different than those reported in the financial statements. Management believes that, as of May 31, 2004, the estimates used in the financial statements are adequate based on the information currently available.

Recent Accounting Pronouncements

None.

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

During January 2001, Link2It LLC merged into Link2It Corporation and completed a sale of equity securities in a private transaction. The $175,000 principal amount of the notes was repaid in full and recognized in fiscal 2002 as “other income” on the accompanying statement of operations. The Company also retained approximately 5.7% of Link2It Corporation’s then current outstanding common stock, which it accounts for using the cost method. The Company has assigned no value to this investment due to its speculative nature. The entire value was assigned to the note receivable.

In August 2001, Link2It entered into a factoring agreement with the Company, intended to replace the Company’s prior factoring agreement. The agreement, which was approved by a unanimous vote of the Company’s Board of Directors, including the unanimous vote of the disinterested directors, was on terms substantially similar to those of the prior facility, but was more favorable to the Company in certain respects. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. Interest expense related to the Link2It factoring agreement was $10,500 in fiscal 2003 and no borrowings were outstanding at May 31, 2003. During the first quarter of fiscal 2004, the Company replaced the Link2It factoring agreement with a new factoring agreement with Key Capital Factoring, an unrelated third party. The Key Capital Factoring agreement allows the Company to factor 85% of the face value of eligible accounts receivable, with the aggregate outstanding for all factored accounts receivable not to be greater than $750,000.

4. CREDIT RISK

For the years ended May 31, 2004, 2003, and 2002, the Company’s net sales to the U.S. government and/or subcontractors accounted for 99%, 93%, and 94%, respectively, of net sales. Accounts receivable from those customers amounted to $.61 million and $.52 million as of May 31, 2004 and 2003, respectively. A substantial portion of the Company’s sales are to the U.S. government and/or subcontractors, and consequently a material decline in Department of Defense spending could have a material adverse effect on the operations of the Company. Competition in the Company’s electronic enclosure business is intense as it primarily operates in a mature industry. The Company’s uncollectible receivables have historically not been material.

The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality financial institutions.

5. INVENTORIES

Inventories consist of the following:

	May 31,
	2004	2003
Work in process	$536,600	$561,800
Finished Goods	21,400	15,400
Raw materials	418,200	450,300
Valuation reserve	(298,600)	(298,600)

Total	$677,600	$728,900

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

6. PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following at May 31:

	2004	2003
Machinery and equipment	$1,312,300	$1,330,200

Equipment under capital lease	108,100	108,100

Buildings and improvements	7,100	919,000

Furniture and fixtures	579,000	543,600

Transportation equipment and other	59,500	59,500

	2,066,000	2,960,400

Less-Accumulated depreciation and amortization	1,903,700	2,257,700

Net property, plant and equipment	$162,300	$702,700

Depreciation and amortization expense for the years ended May 31, 2004, 2003, and 2002 was $101,700, $147,600, and $155,000, respectively. Included in depreciation and amortization expense was $18,200 and $18,200 of amortization expense in the years ended May 31, 2004 and May 31, 2003, respectively, related to the assets under capital lease.

7. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consists of the following at May 31:

	2004	2003
Employee vacations	$248,200	$228,900
Salaries and wages	87,500	56,900
Other	233,000	117,600

	$568,700	$403,400

8. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:

	2004	2003
Subordinated Debt Originally Issued to Clients of Gutzwiller and Partner, A.G. and its successor, Rabo Investment Management Ltd.

1994 Convertible Subordinated Debentures	$8,795,000	$8,795,000
Other
Real estate mortgage collateralized by first deed of trust and security interest in certain real property. Payable in 180 equal installments through November 2006, plus interest at prime plus 1.0% (5.25% at May 31, 2004).	0	360,500

Other notes payable with interest rates at 1% at May 31, 2004, and payable August 2004.	40,000	40,000

	$8,835,000	$9,195,500
Less: Current maturities	(8,819,900)	(96,300)
Unamortized discount on debentures	(15,100)	(75,600)

Long-term debt	0	$9,023,600

The amount of unamortized discount on Convertible Debentures originally issued to clients of Gutzwiller and its successor at May 31, 2004, is as follows:

	Face Amount Due	Unamortized Discount	Carrying Amount
Convertible Debentures	$8,795,000	$15,100	$8,779,900

In connection with the restructuring of the debt in 1994, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The amount of discount amortization was $60,500, $63,600, and $61,900 for the years ending May 31, 2004, 2003, and 2002, respectively.

The convertible debentures mature on August 14, 2004, are convertible into common stock at a conversion price of $0.50 cents per share, and bear interest at 1% per annum payable annually in arrears. The conversion feature of the financing was approved by the Company’s shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the convertible debentures. Shares issuable upon conversion of such convertible debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.

During fiscal 2003, a bondholder converted $200,000 face amount of convertible debentures into 400,000 shares of the Company’s common stock.

In March 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s outstanding convertible debentures in an aggregate principal amount of $5,800,000

Other Real Estate Mortgage Loans

On May 19, 2004 the Company sold its single-story manufacturing facility in Johnstown, Pennsylvania to James F. Hargreaves and Carl Vulcan, Trustees of Fund A Under the Last Will and Testament of Paul J. Petrovich, Deceased (the “Buyer”), in a sale-leaseback transaction. The Buyer has no material relationship to the Company or any of its affiliates, any director or officer of the Company or any associate of any such director or officer.

The property consists of the building, fixtures and other improvements constructed thereon, including but not limited to approximately 56,000 square feet of manufacturing facilities and office space and approximately 10 acres of land. The total sale price of the property was $1,000,000. After payment of the mortgage on the property and other expenses incurred in connection with the sale, the net proceeds to the Company are estimated to be approximately $692,000. The amount of consideration paid was determined in arms-length negotiations between the parties. The Company recognized a deferred gain of $543,800 on the sale of the property. The deferred gain will be recognized over the term of the leaseback, and $23,400 was recognized during fiscal 2004.

The Company’s lease for the manufacturing facility commenced on June 1, 2004 and will end on May 31, 2009. The current annual base rent payable under the lease is approximately $180,000. The Company has the right, at its option, to extend the initial term of its lease for two additional five-year periods at a base rent to be negotiated, but not more than 10% over the base rent charged during the previous term. The Buyer, as landlord, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors and other common areas of the manufacturing facility.

9. INCOME TAXES:

Due to the net losses in fiscal 2004, 2003, and 2002 and the available net operating loss carryforwards, there was no income tax expense for fiscal 2004, 2003, or 2002, nor were any additional income tax benefits available from the carryback of net operating losses. Under Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 2004, there are no additional income tax benefits available from the carryback of net operating losses.

The difference between the Federal income tax provision (benefit) at the statutory rate and the effective income tax provision (benefit) for the years ended May 31, 2004, 2003, and 2002, is as follows:

	2004	2003	2002
Tax (benefit) at statutory rates	$(184,000)	$(45,700)	$(291,000)
Non-deductible related party
interest expense	32,000	31,600	32,000
Change in valuation allowance	152,000	14,100	259,000

	$—	$—	$—

The primary difference between income (loss) for financial reporting purposes and income tax purposes is the recognition of allowances for uncollectible accounts receivable and obsolete inventory, accrued professional fees, deferred compensation, vacation accruals, and research and development expenses, which are currently non-deductible for income tax purposes.

Principal items comprising deferred income tax assets and liabilities, at May 31, 2004 and 2003 are as follows:

	2004	2003
Net operating loss carryforward	$4,591,000	$4,578,000
Deferred gain	173,000	—
R & D and other credit carryforwards	380,000	380,000
Purchased R & D costs	42,000	53,000
Inventory reserves	114,000	114,000
Allowance for doubtful accounts	9,000	9,000
Excess financial statement depreciation	(72,000)	(23,000)
Accrued Vacations	94,000	87,000
Other accrued liabilities	3,000	4,000
Accrued professional fees	2,000	1,000
Deferred compensation	91,000	95,000

Total deferred tax assets	5,427,000	5,298,000
Valuation allowance	(5,427,000)	(5,298,000)

Net deferred tax asset	$—	$—

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 2004, the Company has net operating loss carryforwards for Federal and state income tax reporting purposes of approximately $12,082,600, which expire at various dates through 2024. The Company has research and development and other credit carryforwards for Federal income tax reporting purposes of approximately $380,000.

10. COMMITMENTS:

Leases:

The Company maintains its executive offices in a leased facility in Northern Virginia.

The Company also leases certain equipment under noncancelable operating leases which expire at various dates through 2005.

At May 31, 2004, approximate future minimum rental commitments for all noncancelable operating leases including the leaseback of the manufacturing facility referred to in note 8 are as follows:

Year Ending May 31,
2005	$205,000
2006	183,000
2007	183,000
2008	182,000
2009+	180,000

$933,000

Amounts charged to operations for rent expense amounted to $28,900, $26,300 and $27,100, for the years ended May 31, 2004, 2003 and 2002, respectively. These amounts were net of annual sublease income of approximately $56,200, $57,900, and $57,900, respectively.

The Company is committed under a capital lease for equipment expiring in 2007:

Future minimum payments under the capital equipment lease are as follows at May 31, 2004:

Year Ending May 31,
2005	$25,000
2006	27,000
2007	15,200

Total future minimum lease payments	67,200
Less amount representing interest at 7.5%	(6,300)

Present value of future minimum lease payments	60,900
Current portion	(22,200)

Non-current portion	$38,700

Subsequent to fiscal year end, the Company entered into a new capital lease for equipment expiring in fiscal 2010. Future minimum payments are as follows:

Year Ending May 31,
2005	$28,300
2006	34,000
2007	34,000
2008	34,000
2009	34,000
2010	5,700

Total future minimum lease payments	170,000
Less amount representing interest at 6.5%	(25,200)

Present value of future minimum lease payments	144,800
Current portion	(28,300)

Non-current portion	$116,500

11. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 2004:

Defined Contribution Plans

In 2000, the Company adopted a 401(k) plan covering its union employees. The Company makes matching contributions of up to 5% of each individual union employee’s pretax salary deferral. The 401(k) replaced a defined contribution plan in effect prior to August 2000. Total related pension expense was approximately $61,400, $59,600, and $78,400 in fiscal 2004, 2003 and 2002, respectively.

In addition, the Company has a 401(k) plan covering its non-union employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses were approximately $21,000, $14,100, and $21,100 for fiscal years 2004, 2003 and 2002, respectively.

Employee Stock Ownership Plan and Trust Agreement

The Company has a noncontributory, qualified Employee Stock Ownership Plan (the “ESOP”) covering its non-union, full-time employees, who are at least 21 years of age. On April 19, 1991, the Company funded the ESOP through a borrowing with its principal bank in the amount of $1,500,000. The ESOP used the proceeds of a $1,500,000 loan from the Company to purchase approximately 171,500 newly issued common shares of the Company. The shares are shown as outstanding in the consolidated balance sheet. These shares were earned and allocated to eligible employees over a five-year period. As of May 31, 1997, all of the shares were earned and allocated.

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

Compensation related to this plan totaled approximately $38,400, $38,400, and $38,400, in fiscal 2004, 2003 and 2002, respectively. As of May 31, 2004, 2003 and 2002, deferred compensation recorded in the consolidated balance sheets was approximately $249,900, $258,400, and $263,000, and was all attributable to retirees currently receiving benefits.

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

The 1989 Stock Option Plan was approved by the stockholders on November 30, 1989. All options under the 1989 Stock Option Plan expired during fiscal 2002.

The 1990 Stock Option Plan was approved by the stockholders on November 13, 1990. The 1990 Stock Option Plan expired in fiscal 2002.

The 1991 Stock Option Plan was approved by the stockholders on November 19, 1991. All options under the 1991 Stock Option Plan expired during fiscal 2003.

The Company adopted the 1991 Nonemployee and Directors Stock Option Plan on November 19, 1991. The 1991 Nonemployee and Directors Stock Option Plan expired in fiscal 2003.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 Stock Option Plan, 525,000 options are available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year.

The 1994 Non-employee and Directors Stock Option Plan was adopted by the Company on October 28, 1994. This plan provides for grants to non-employees (consultants and advisors) and to non-employee directors of options to purchase up to 850,000 shares of the Company’s common stock. During 1995, the Company issued 325,000 incentive stock options to non-employees and directors under this plan. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. This stock option arrangement is accounted for as a variable plan and accordingly the measurement date for compensation expense is delayed until the Company’s stock price meets the initial target price. The Company recorded no compensation expenses in 2001 through 2004, and no options have as yet vested.

The summary of the option plans for the years ended May 31, is as follows:

	2004	2003	2002
Options outstanding June 1,	870,777	828,277	813,027
Granted	17,500	42,500	42,500
Exercised	0	0	0
Canceled	0	0	(27,250)

Options outstanding at end of period	888,277	870,777	828,277

Price range of options granted	$0.02	$0.02	$0.05

Price range of options exercised	—	—	—

Exercise price range of outstanding options	$.02-$.69	$.02-$.69	$.05-$.69

The summary of stock options outstanding and exercisable as of May 31, 2004 is as follows:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Weighted Average Options Exercisable	Exercise Price
1994 Stock Option Plan
$0.38 - $0.56	38,277	2	0.51	38,277	0.51

1994 Non-employees and Directors Stock Option Plan
$0.02 - $0.09	202,500	3	0.05	121,500	0.07
$0.15 - $0.19	85,000	3	0.17	85,000	0.17
$0.25 - $0.38	75,000	3	0.30	75,000	0.30
$0.69	487,500	3	0.69	162,500	0.69

$0.02 - $.69	888,277	3	$0.49	482,227	$0.37

The weighted average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 3.50%, 4.78%, and 5.02%, and expected volatility of 114%, 115%, and 114%for the years ended May 31, 2004, 2003 and

2002, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.02, $.02, and $.05 for fiscal 2004, 2003 and 2002, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

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

The estimated fair values based on, among other things, a recent transaction, of the Company’s financial instruments, none of which are held for trading purposes, are summarized as follows:

	(in thousands)
	May 31, 2004		May 31, 2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Bonds Payable	$8,795	$264	$8,795	$880

14. QUARTERLY FINANCIAL DATA (Unaudited)

Summarized quarterly financial data for fiscal 2004 and 2003 is as follows:

	Quarter
	First	Second	Third	Fourth
Fiscal Year 2004:
Net sales	$1,622,700	$1,471,100	$1,247,400	$2,016,600
Gross Profit	324,800	324,000	(3,400)	191,700
Net (loss)	(33,600)	(10,800)	(315,300)	(167,600)
Basic and diluted (loss) per share	$(.004)	$(.002)	$(.044)	$(.022)

Fiscal Year 2003:
Net sales	$2,271,800	$1,981,400	$1,235,700	$888,200
Gross Profit	585,900	498,800	59,100	126,400
Net income (loss)	156,500	97,700	(218,700)	(166,900)
Basic earnings (loss) per share	$0.02	$0.01	$(0.03)	$(0.02)
Diluted earnings (loss) per share	$0.01	$0.00	$(0.03)	$(0.02)

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the Company’s fourth quarter of fiscal 2004, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the Company’s fourth quarter of fiscal 2004. There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

The information required by Part III (Items 10 through 14) is hereby incorporated by reference from the Company’s definitive proxy statement to be filed with the Commission under Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 2004 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.	Financial Statements
		Included in Part II, Item 8 of this report:

		Balance Sheets as of May 31, 2004 and 2003

		Statements of Operations for the years ended May 31, 2004, 2003 and 2002

		Statements of Stockholders’ Deficit for the years ended May 31, 2004, 2003 and 2002

		Statements of Cash Flows for the years ended May 31, 2004, 2003 and 2002

		Notes to the Financial Statements

	2.	Financial Statement Schedule
		Included in Part IV of this report:

		Financial Statements and Supplementary Data

		for the years ended May 31, 2004, 2003, and 2002:

		Schedule II - Schedule of Valuation and Qualifying Accounts

	3.	Exhibits

Exhibit Number	Description	Note No.
3.1	Articles of Incorporation	(1)

3.2	Articles of Incorporation, as amended at the Annual Meeting of GKI shareholders on November 19, 1991	(6)

3.3	Articles of Incorporation, as amended at the Annual Meeting of GKI shareholders on October 28, 1994	(14)

3.4	By-Laws	(1)

3.5	By-Laws, as amended at a Board of Directors meeting on September 24, 1992	(6)

3.6	By-Laws, as amended at a Board of Directors meeting on March 2, 1994	(11)

3.7	By-Laws, as amended at a Board of Directors meeting on January 19, 1995	(14)

3.8	By-Laws, as amended at a Board of Directors meeting on January 24, 2003	(18)

4.1	Form of Convertible Subordinated Debentures Issued to Gutzwiller & Partner, A.G., on December 14, 1992 with an effective date of October 20, 1992	(7)

4.2	Form of 4% Subordinated Debentures, Series A, due March 30, 1994	(8)

4.3	Form of 4% Subordinated Debentures, Series B, due March 30, 1995	(8)

4.4	Form of 4% Subordinated Debentures, Series C, due August 15, 1994	(8)

4.5	Form of Convertible Debentures Issued to Gutzwiller & Partner, A.G., dated August 14, 1994.	(12)

4.6	Form of Pledge and Security Agreement dated as of August 14, 1994 with respect to Convertible Debentures	(17)

10.1*	1988 Stock Option Plan	(2)

10.2	Agreement and Plan of Merger and Reorganization dated August 31, 1990	(1)

10.3*	1991 Executive Bonus Plan	(4)

10.4*	1991 Stock Option Plan	(3)

10.5*	1991 Nonemployee and Directors Stock Option Plan	(3)

10.6*	401(k) Retirement, Investment & Savings Plan	(6)

10.7*	1989 Stock Option Plan	(4)

10.8*	1990 Stock Option Plan	(4)

10.9*	1994 Stock Option Plan	(13)

10.10*	1994 Nonemployee and Directors Stock Option Plan	(13)

10.11	Verdix Asset Purchase Agreement dated October 1, 1993	(9)

10.12	Amendment to Verdix Asset Purchase Agreement dated January 26, 1994	(10)

10.13	Asset Purchase Agreement between General Kinetics Incorporated and Cryptek Secure Communications, LLC, a Delaware limited liability company, dated as of November 1, 1996	(16)

10.14	Agreement between GKI and Link2It, L.L.C. dated as of January 21, 1997	(15)

10.15	Form of Master Factoring Agreement between General Kinetics Incorporated and Link2It Corporation, dated August 22, 2002.	(17)

10.16	Agreement for the Sale of Commercial Real Estate between General Kinetics, Inc. and the Paul J. Petrovich Trust dated April 13, 2004.

21.1	List of Subsidiaries	(14)

31.1	Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract, compensatory plan or arrangement
(1)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1990, and incorporated herein by reference.
(2)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1989, and incorporated herein by reference.

(3)	Previously filed with Securities and Exchange Commission as an Exhibit to the Company’s Proxy Statement for the 1991 Annual Shareholders’ Meeting, and incorporated herein by reference.
(4)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1991, and incorporated herein by reference.
(5)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Amendment No. 2 to the Annual Report on Form 10-K for the year ended May 31, 1991, and incorporated herein by reference.
(6)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1992 and incorporated herein by reference.
(7)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended November 30, 1992 and incorporated herein by reference.
(8)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1993 and incorporated herein by reference.
(9)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended August 31, 1993 and incorporated herein by reference.
(10)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 1994 and incorporated herein by reference.
(11)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K dated March 17, 1994 and incorporated herein by reference.

(12)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1994, and incorporated herein by reference.
(13)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Proxy Statement for the 1994 Annual Shareholders’ Meeting, and incorporated herein by reference.
(14)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended May 31, 1995, and incorporated herein by reference.
(15)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Current Report on Form 8-K dated December 20, 1996 and incorporated herein by reference (Formerly designated Exhibit 2.1).
(16)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 1997 and incorporated herein by reference.
(17)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-K for the year ended May 31, 2003 and incorporated herein by reference.
(18)	Previously filed with the Securities and Exchange Commission as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 and incorporated herein by reference.

(d) Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

General Kinetics Incorporated

Manassas, Virginia

The audits referred to in our report, dated August 2, 2004, which includes an explanatory paragraph related to substantial doubt about the Company’s ability to continue as a going concern, relating to the financial statements of General Kinetics Incorporated which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules listed in the accompanying index. The financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion, such schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman, LLP

Bethesda, Maryland

August 2, 2004

General Kinetics Incorporated

Schedule of Valuation and Qualifying Accounts

For the Years Ended May 31, 2004, 2003, and 2002

Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
FOR THE YEAR ENDED MAY 31, 2004:

Inventory Reserve	298,600	0	0	0	298,600
Allowance for doubtful accounts	22,900	0	0	0	22,900

FOR THE YEAR ENDED MAY 31, 2003:

Inventory Reserve	142,800	155,800	0	0	298,600
Allowance for doubtful accounts	70,900	(48,000)	0	0	22,900

FOR THE YEAR ENDED MAY 31, 2002:

Inventory Reserve	159,200	101,100	(117,500)	0	142,800
Allowance for doubtful accounts	72,700	0	(1,800)	0	70,900

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL KINETICS INCORPORATED

By:	/s/ Larry M. Heimendinger
Larry M. Heimendinger, Chairman of the Board
(Principal Executive Officer)

Date: August 30, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Larry M. Heimendinger 8/30/04	/s/ Sandy B. Sewitch 8/30/04
Larry M. Heimendinger, Date	Sandy B. Sewitch, Date
Chairman of the Board	Chief Financial Officer
(Principal Executive Officer)	(Principal Accounting Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and dates indicated.

/s/ Marc E. Cotnoir	August 30, 2004
Marc E. Cotnoir, Director	Date

/s/ Richard J. McConnell	August 30, 2004
Richard J. McConnell, Director	Date

/s/ Thomas M. Hacala	August 30, 2004
Thomas M. Hacala, Director	Date