Form 10-K/A
period 2004-05-31
GENERAL KINETICS INC
filed 2004-10-13
CIK 40675

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

           Securities registered pursuant to Section 12(g) of the Act:
           Title of Each Class
           -------------------
           Common Stock, $0.25 par value per share

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            YES  X                         NO  __
                ---

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
            YES  __                            NO  X
                                                  ---
           The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Registrant's Common Stock on November 30, 2003, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASD OTC Bulletin Board, was approximately $208,837. Shares of Common Stock held by the executive officers, directors and under the Registrant's ESOP have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

            The number of shares outstanding of Registrant's Common Stock, $0.25 par value, as of August 16, 2004 was 7,118,925.

                       Documents Incorporated by Reference
                       -----------------------------------

            None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

        Name                           Age          Director since
        ----                           ---          --------------

Larry M. Heimendinger                  59           March, 1994
Chairman of the Board

Thomas M. Hacala                       59           February, 1998

Marc E. Cotnoir                        55           March, 1994

Richard J. McConnell                   43           March, 1994


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


Executive Officers and Certain Significant Employees of the Company

           The names, ages, and positions of the executive officers of the Company are listed below.


Name                           Age         Position
----                           ---         --------

Larry M. Heimendinger           59         Chairman of the Board
                                           (performing duties of President
                                           and Chief Executive Officer)

Richard E. Munczenski           62         Vice President and General Manager

Sandy B. Sewitch                47         Chief Financial Officer

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


Section 16(a) Beneficial Ownership Reporting Compliance

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and officers, and persons who beneficially own more than 10% of the

Company's common stock (the "Common Stock"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's equity securities. Officers, directors and greater than 10% shareholders are also required to furnish the Company with copies of all forms they file pursuant to Section 16(a).

           To the Company's knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% shareholders were complied with, except, due to administrative oversight, the following directors did not timely report on Form 4 their annual receipt of options automatically granted to them under the Company's 1994 Nonemployee and Directors Stock Option Plan: Mr. Heimendinger (12,500 options), and Messrs. Hacala, Cotnoir and McConnell (each, 10,000 options).

Audit Committee

           The audit committee of the Board of Directors reviews the various accounting, financial reporting and internal control functions and makes recommendations to the Board of Directors for the selection of independent public accountants. In addition, the committee will monitor the independence of the independent accountants. The members of the audit committee are Mr. Hacala and Mr. Cotnoir.

           The Company's Board of Directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission (the "SEC"), serving on its audit committee. The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with the Company's accounting for estimates, accruals and reserves,
(iii) analyzing and evaluating the Company's financial statements, (iv) understanding the Company's internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there are no audit committee members who have obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts, " and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Code of Ethics

           The Company's Board of Directors has adopted a Code of Ethics for Senior Financial Officers to promote honest and ethical conduct, proper disclosure of information in the Company's periodic reports, and compliance with applicable governmental laws, rules, and regulations by the Company's senior officers who have financial responsibilities. A copy of the Code of Ethics for Senior Financial Officers may be obtained free of charge by submitting a request to General Kinetics Incorporated, 10688-D Crestwood Drive, Manassas, VA 20109,
Attn: Secretary.

ITEM 11.  EXECUTIVE COMPENSATION

           The information under this heading relates to the chief executive officer, the chief financial officer, and the vice president and general manager of the Company for the fiscal year ended May 31, 2004. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer."

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

Summary Compensation Table


                                                   Annual Compensation                       Long-Term Compensation
                                     -----------------------------------------------   ---------------------------------
Name and Principal                                                      Other Annual       Securities         All Other
Position                      Year        Salary           Bonus        Compensation   Underlying Options   Compensation
--------                      ----        ------           -----        ------------   ------------------   ------------

Larry M. Heimendinger(1)      2004       $      0        $      0        $      0           12,500           $      0
Chairman of the Board         2003              0               0               0           12,500                  0
                              2002              0               0               0           12,500                  0

Sandy B. Sewitch(2)           2004       $107,800        $ 10,000 (4)    $  4,800                0           $      0
Chief Financial Officer       2003        101,400               0           4,800                0                  0
                              2002        108,000               0           4,800                0                  0

Richard E. Munczenski(3)      2004       $112,600        $ 20,000 (4)    $  4,800                0           $      0
VP and General Manager        2003        106,200          30,000           4,800                0                  0
                              2002        113,000          42,000           1,300                0                  0

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

(3) The "Other Annual Compensation" for Richard Munczenski includes a car allowance for fiscal 2004 and fiscal 2003, and approximately three months of fiscal 2002. Prior to March 2002, Mr. Munczenski was provided with a Company-leased car which was used substantially exclusively for Company business during the remainder of fiscal 2002.

(4) The amount indicated represents a bonus earned with respect to fiscal 2004, which was deferred to the following fiscal year.

Options and Stock Appreciation Rights


                 INDIVIDUAL OPTION GRANTS TO EXECUTIVE OFFICERS
                             DURING FISCAL YEAR 2004


                            Number         Percent of
                              of              Total                                  Potential of Realizable Value
                           Securities        Options                                   at assumed annual rate of
Name of                    Underlying       Granted to                                stock price appreciation
Executive                   Options        Employees in     Exercise    Expiration      for options term (1)
Officer                     Granted          FY 2004         Price         Date      -----------------------------
---------                  ----------      ------------     --------    ----------       5%             10%
                                                                                         --             ---

Larry M. Heimendinger      12,500(2)         29.4%(3)       $   .02      6/01/14       $  157         $  398

Sandy B. Sewitch                0               --              --           --           --             --

Richard E. Munczenski           0               --              --           --           --             --

(1) The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast future appreciation of the Company's stock price.

(2) 50% of such options will vest on May 31, 2005, 25% will vest on November 30, 2005, and the remaining 25% will vest on May 31, 2006.

(3) Although, pursuant to his position as Chairman of the Board of the Company, Mr. Heimendinger is currently performing the duties of President and Chief Executive Officer, he is not an employee of the Company. However, for purposes of the calculation of the percentages in the foregoing table, his options have been included in the aggregate total employee options granted.

Option Exercises and Holdings

            FY-2004 OPTION EXERCISES AND FY-2004 YEAR-END VALUE TABLE


                                                     Number of Securities Underlying
                                                           Unexercised Options          Value of Unexercised In-the-
                                                             At End-FY 2004             Money Options At End-FY 2004
    Name of             Number of                            --------------             ----------------------------
   Executive         Shares Acquired    Value
    Officer            on Exercise     Realized      Exercisable       Unexercisable     Exercisable   Unexercisable
    -------            -----------     --------      -----------       -------------     -----------   -------------

Larry M.                    0             0            143,750             18,750             0              0
Heimendinger

Sandy B. Sewitch            0             0                  0                  0             0              0

Richard E.                  0             0             38,277                  0             0              0
Munczenski


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



Employment Contracts and Termination of Employment and Change of Control Agreements

           None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

           The following table sets forth certain information as of August 31, 2004 as to the security ownership of those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of the Company's Common Stock and of each of the Company's directors and named executive officers and all of the Company's directors and named executive officers as a group:

                                         Shares of Common
                                              Stock            Percentage of
                                           Beneficially         Outstanding
           Name                             Owned (1)           Common Stock
------------------------------           ----------------      -------------

Rabo Investment Management Ltd.            5,885,000 (2)           45.3% (2)

Manassas Partners LLC                     11,600,000 (3)           62.0  (3)

Marc E. Cotnoir                              115,000                1.6

Richard J. McConnell                         115,000                1.6

Thomas M. Hacala                              70,000                1.0

Larry M. Heimendinger                     11,743,750 (4)           62.3  (4)

Sandy B. Sewitch                               4,541                 *

Richard E. Munczenski                         53,012                 *

All Directors and Named Executive         12,101,303 (4)           63.0% (4)
Officers as a group (six persons)

* Indicates less than one percent of the outstanding shares of the Company's Common Stock.

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and includes shares of the Company's Common Stock which may be acquired within 60 days of August 31, 2004 through the exercise of warrants, options, or other convertible securities, as follows: Rabo Investment Management Ltd., 4,170,000 shares (see footnote 2 below); Manassas Partners LLC, 11,600,000 shares (see footnote 3 below); Mr. Cotnoir, 115,000 shares; Mr. McConnell, 115,000 shares; Mr. Hacala, 70,000 shares; Mr. Heimendinger, 11,743,750 shares (see footnote 4 below); Mr. Munczenski, 38,277 shares; and all directors and named executive officers as a group, 12,082,027 shares. Additionally, each of Messrs. Cotnoir and McConnell were granted options to purchase 100,000 shares, and Mr. Heimendinger was granted an option to purchase 125,000 shares, where such options would vest only if the stock price reached certain stipulated multiples of a base price of $1.0026 (for ten consecutive trading days). These options never vested, and expired on October 28, 1999.

(2) Based on information provided by Rabo Investment Management Ltd. (f/k/a Gutzwiller & Partner, A.G., the "Manager") in a Schedule 13D/A filed with the Securities and Exchange Commission (the "SEC") on November 9, 2001, and adjusted to reflect the sale of certain debentures of the Company to Manassas Partners LLC (see footnote 3 below). The Manager reported that it may be deemed to be the beneficial owner of an aggregate of 1,715,000 outstanding shares of the Company's Common Stock, including (x) 242,700 shares purchased by the Manager as to which the Manager is the economic beneficial owner and as to which it holds sole voting and dispositive power and (y) 1,472,300 shares held in client accounts. The Manager also indicated that it may be deemed to be the beneficial owner of 1% convertible debentures of the Company having an aggregate principal amount of $7,885,000, including (a) $585,000 which were purchased by the Manager as to which the Manager is the economic beneficial owner and holds sole voting and dispositive power, and (b) $7,300,000 held in client accounts managed by the Manager on behalf of various clients who hold beneficial economic ownership thereof and as to which the Manager holds voting and dispositive power. Based on the Schedule 13D referenced in footnote 3 below, the Company believes that the Manager sold convertible debentures of the Company having an aggregate principal amount of $5,800,000 to Manassas Partners LLC on March 12, 2003, leaving the Manager as the beneficial owner of convertible debentures having an aggregate principal amount $2,085,000. Such debentures are convertible into an aggregate of 4,170,000 shares of Common Stock. After such a conversion, the Manager would be deemed to be the beneficial owner of 5,885,000 shares, which would represent 45.3% of the Company's then outstanding Common Stock.

(3) Based on information provided by Manassas Partners LLC ("Manassas") and Larry M. Heimendinger in a Schedule 13D filed with the SEC on March 25, 2003, Manassas acquired, at a significant discount, outstanding convertible debentures of the Company, in a principal amount of $5,800,000 (see "Certain Relationships and Related Transactions"). By their terms, the debentures would be immediately convertible, in whole or in part, into an aggregate of up to 11,600,000 shares of Common Stock, which would represent 62.0% of the Company's then outstanding Common Stock.

(4) Includes (a) 11,600,000 shares of Common Stock issuable upon possible future conversion of the debentures held by Manassas described in footnote 3 above which may be deemed to be beneficially owned by Mr. Heimendinger, and (b) options to acquire an aggregate of 143,750 shares of Common Stock.

Equity Compensation Plan Information

      The following table provides information as of May 31, 2004 with respect to the shares of the Company's Common Stock that may be issued under the Company's existing equity compensation plans.


                        Number of                                  Number of securities
                        securities to be                           remaining available for
                        issued upon           Weighted-average     future issuance under
                        exercise of           exercise price of    equity compensation
                        outstanding           outstanding          plans (excluding
                        options, warrants     options, warrants    securities reflected in
Plan category           and rights            and rights           column (a))
-------------           -----------------     -----------------    -----------------------
                               (a)                   (b)                   (c)

Equity compensation
plans approved by
security holders (1)         482,227                $0.37                892,773

Equity compensation
plans not approved
by security holders                -                    -                      -
                             -------                -----                -------

Total                        482,227                $0.37                892,773
                             =======                =====                =======

      (1) Consists of the Company's 1994 Stock Option Plan and the Company's 1994 Nonemployee and Directors Stock Option Plan.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            At May 31, 2004, the Company held approximately 5.7% of the outstanding common stock of Link2It Corporation, a company formed by Larry Heimendinger and Richard McConnell, both members of the Company's Board of Directors. Such equity securities were originally received by the Company prior to 1998 in consideration of, among other things, amounts advanced by the Company to or on behalf of Link2It, LLC, which merged into Link2It Corporation in January 2001. The Company accounts for its holdings of Link2It Corporation's common stock using the cost method. The Company has assigned no value to this investment due to its speculative nature.

            In August 2001, Link2It entered into a factoring agreement with the Company that replaced the Company's prior factoring agreement. The agreement, which was approved by a unanimous vote of the Company's Board of Directors, including the unanimous vote of the disinterested directors, was on terms substantially similar to those of the prior facility, but was more favorable to the Company in certain respects. A new factoring agreement with Link2It Corporation, on similar terms, was entered into in April 2002. No borrowings were outstanding under this factoring agreement at May 31, 2004. During fiscal 2004, the Company replaced the Link2It factoring agreement with a new factoring agreement with Key Capital Factoring, an unrelated third party.

            On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2004 and 2003

      The total fees and related expenses for professional services provided by the Company's independent registered public accounting firm, BDO Seidman LLP, for the fiscal years ended May 31, 2003 and 2004 are presented in the table below.

                                   Year ended May 31,
                                   ------------------

                               2004 Fees         2003 Fees
                               ---------         ---------
Audit Fees:                   $   93,100        $  105,500
Audit Related Fees:           $    1,500        $    1,500
Tax Fees:                     $    9,500        $    6,300
All Other Fees:                     -0-               -0-

      The Audit Fees listed above were billed in connection with the audit of our financial statements for the fiscal year and the review of the financial statements included in our quarterly reports on Forms 10-Q for the fiscal year. The Audit Related Fees listed above were billed for the audit of the Company's ESOP Plan. The Tax Fees listed above were billed for tax compliance, planning and advice.


ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(a)   3.  Exhibits

Exhibit Number     Description                                Note No.
--------------     -----------                                --------

     3.1           Articles of Incorporation                    (1)

     3.2           Articles of Incorporation, as amended        (6)
                   at the Annual Meeting of GKI
                   shareholders on November 19, 1991

     3.3           Articles of Incorporation, as amended        (14)
                   at the Annual Meeting of GKI
                   shareholders on October 28, 1994

     3.4           By-Laws                                      (1)

     3.5           By-Laws, as amended at a Board of            (6)
                   Directors meeting on September 24, 1992

     3.6           By-Laws, as amended at a Board of           (11)
                   Directors meeting on March 2, 1994

     3.7           By-Laws, as amended at a Board of           (14)
                   Directors meeting on January 19, 1995

     3.8           By-Laws, as amended at a Board of           (18)
                   Directors meeting on January 24, 2003

     4.1           Form of Convertible Subordinated             (7)
                   Debentures Issued to Gutzwiller &
                   Partner, A.G., on December 14, 1992
                   with an effective date of October 20,
                   1992

     4.2           Form of 4% Subordinated Debentures,          (8)
                   Series A, due March 30, 1994

     4.3           Form of 4% Subordinated Debentures,          (8)
                   Series B, due March 30, 1995

     4.4           Form of 4% Subordinated Debentures,          (8)
                   Series C, due August 15, 1994

     4.5           Form of Convertible Debentures Issued       (12)
                   to Gutzwiller & Partner, A.G., dated
                   August 14, 1994.

     4.6           Form of Pledge and Security Agreement       (17)
                   dated as of August 14, 1994 with
                   respect to Convertible Debentures

    10.1*          1988 Stock Option Plan                       (2)

    10.2           Agreement and Plan of Merger
                   and Reorganization dated August 31, 1990     (1)

    10.3*          1991 Executive Bonus Plan                    (4)

    10.4*          1991 Stock Option Plan                       (3)

    10.5*          1991 Nonemployee and Directors Stock         (3)
                   Option Plan

    10.6*          401(k) Retirement, Investment &              (6)
                   Savings Plan

    10.7*          1989 Stock Option Plan                       (4)

    10.8*          1990 Stock Option Plan                       (4)

    10.9*          1994 Stock Option Plan                      (13)

    10.10*         1994 Nonemployee and Directors Stock        (13)
                   Option Plan

    10.11          Verdix Asset Purchase Agreement dated        (9)
                   October 1, 1993

    10.12          Amendment to Verdix Asset Purchase          (10)
                   Agreement dated January 26, 1994

    10.13          Asset Purchase Agreement between            (16)
                   General Kinetics Incorporated and
                   Cryptek Secure Communications, LLC, a
                   Delaware limited liability company,
                   dated as of November 1, 1996

    10.14          Agreement between GKI and Link2It,          (15)
                   L.L.C. dated as of January 21, 1997

    10.15          Form of Master Factoring Agreement          (17)
                   between General Kinetics Incorporated
                   and Link2It Corporation, dated August
                   22, 2002.

    10.16          Agreement for the Sale of Commercial        (19)
                   Real Estate between General Kinetics,
                   Inc. and the Paul J. Petrovich Trust
                   dated April 13, 2004.

    21.1           List of Subsidiaries                        (14)

    31.1           Certification of the Chief Executive        (19)
                   Officer of the Company pursuant to
                   Rule 13a-14(a) under the Securities
                   Exchange Act of 1934, as adopted
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.

    31.2           Certification of the Chief Financial        (19)
                   Officer of the Company pursuant to
                   Rule 13a-14(a) under the Securities
                   Exchange Act of 1934, as adopted
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.

   31.3            Certification of the Chief Executive
                   Officer of the Company pursuant to
                   Rule 13a-14(a) under the Securities
                   Exchange Act of 1934, as adopted
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.

   31.4            Certification of the Chief Financial
                   Officer of the Company pursuant to
                   Rule 13a-14(a) under the Securities
                   Exchange Act of 1934, as adopted
                   pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.

   32.1            Certification of the Chief Executive        (19)
                   Officer of the Company
                   pursuant to 18  U.S.C. Section 1350,
                   as adopted pursuant to
                   Section  906 of the Sarbanes-Oxley
                   Act of 2002.

   32.2            Certification of the Chief Financial        (19)
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

   (17) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 2003 and incorporated herein by reference.

   (18) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 2003 and incorporated herein by reference

   (19) Previously filed with the Securities and Exchange Commission as an Exhibit to the Company's Annual Report on Form 10-K for the year ended May 31, 2004 and incorporated herein by reference.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    GENERAL KINETICS INCORPORATED



                                    By: /s/ Larry M. Heimendinger
                                       ----------------------------------------
                                       Larry M. Heimendinger, Chairman of the
                                       Board (Principal Executive Officer)


                                    Date: October 13, 2004