Form 10-Q
period 2004-08-31
GENERAL KINETICS INC
filed 2004-10-15
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2004

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

Yes ☐ No ☒

The number of shares of Registrant’s Common Stock outstanding as of October 11, 2004 7,118,925 Shares

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute “forward-looking statements”. In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the headings “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management’s reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

•	the risk that the Company may not be able to obtain and complete sufficient new orders to maintain positive cash flow;

•	the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary;

•	the risk that it will not be able to repay, restructure or refinance in full the approximately $8.8 million principal amount of its outstanding convertible debentures which matured on August 14, 2004;

•	the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;

•	the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company;

•	the risk that U.S. defense spending may be substantially reduced; and

•	the risk that the Company’s Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

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

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. These financial statements should be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2004 and 2003 set forth in the Company’s annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2004.

General Kinetics Incorporated

Balance Sheets

August 31, 2004 and

May 31, 2004

	August 31, 2004	May 31, 2004
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$68,000	$670,000
Marketable securities	50,100	48,100
Accounts receivable, net of allowance of $22,900	913,100	764,800
Inventories, net	867,700	677,600
Prepaid expenses and other	40,200	31,600

Total Current Assets	1,939,100	2,192,100

Property, plant and equipment	2,251,000	2,066,000
Less: Accumulated depreciation	(1,925,300)	(1,903,700)

	325,700	162,300
Other Assets	22,200	50,500

Total Assets	$2,287,000	$2,404,900

Liabilities and Stockholders’ Deficit
Current Liabilities:
Advances from Factor	$—	$214,200
Current maturities of long-term debt	8,835,000	8,819,900
Current maturities of capital leases	48,100	22,200
Accounts payable, trade	515,600	572,400
Accrued expenses and other payables	665,300	568,700
Deferred gain on sale of building	104,100	104,100

Total Current Liabilities	10,168,100	10,301,500

Long-Term Liabilities:
Capital leases - less current maturities	166,000	38,700
Other long-term liabilities	231,100	240,700
Deferred gain on sale of building	390,300	416,300

Total Long-Term Liabilities	787,400	695,700

Total Liabilities	10,955,500	10,997,200

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 shares outstanding	1,911,500	1,911,500
Additional contributed capital	7,337,300	7,337,300
Accumulated deficit	(17,467,100)	(17,390,900)

	(8,218,300)	(8,142,100)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(8,668,500)	(8,592,300)

Total Liabilities and Stockholders’ Deficit	$2,287,000	$2,404,900

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

(Unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Net Sales	$1,721,700	$1,622,700
Cost of Sales	1,412,700	1,297,900

Gross Profit	309,000	324,800

Selling, General & Administrative	337,500	308,600

Total Operating Expenses	337,500	308,600

Operating (Loss) Income	(28,500)	16,200
Interest Expense	(47,700)	(49,700)

Net Loss	(76,200)	(33,500)

Basic and Diluted Loss per Share:
Basic Loss per Share	($0.01)	($0.00)
Weighted Average Number of Common Shares Outstanding	7,118,925	7,118,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Cash Flows

(Unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Cash Flows from Operating Activities:
Net loss	$(76,200)	$(33,500)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Deferred (gain) on sale of building	(26,000)	—
Unrealized (gain) on marketable securities	(2,000)	(3,100)
Depreciation and amortization	21,600	28,200
Amortization of bond discount	15,100	15,100
(Increase) Decrease in Assets:
Accounts receivable	(148,300)	(49,800)
Inventories	(190,100)	217,000
Prepaid expenses and other	(8,600)	18,600
Other assets	28,300	(9,500)
Increase (Decrease) in Liabilities:
Accounts payable, trade	(56,800)	59,700
Accrued expenses and other payables	96,600	42,200
Other long-term liabilities	(9,600)	(9,600)

Net cash (used in) provided by Operating Activities	(356,000)	275,300

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(22,000)	—

Net cash used in Investing Activities	(22,000)	—

Cash Flows from Financing Activities:
Advances from Factor	292,200	338,600
Repayments of advances from Factor	(506,400)	(286,300)
Principal payments under capital leases	(9,800)	(4,900)
Repayments on long term debt	—	(23,600)

Net cash (used in) provided by Financing Activities	(224,000)	23,800

Net (decrease) increase in cash and cash equivalents	(602,000)	299,100
Cash and Cash Equivalents: Beginning of Period	670,000	114,000

Cash and Cash Equivalents: End of Period	$68,000	$413,100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$9,800	$42,100
Noncash investing and financing activity:
Purchase of property, plant and equipment via capital lease	$163,000	$—

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

Notes to Condensed Financial Statements

(Unaudited)

Note 1 - Basis of Presentation

The unaudited condensed financial statements at August 31, 2004, and for the three months ended August 31, 2004 and August 31, 2003, respectively, include the accounts of General Kinetics Incorporated (“GKI”).

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

The results of operations for the three-month period ended August 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings. Due to the net loss in the quarters ended August 31, 2004 and August 31, 2003, diluted earnings per share is the same as basic earnings per share for those periods. Outstanding options of 545,277 shares at August 31, 2004 and 503,277 shares at August 31, 2003 have been excluded from the earnings per share calculation due to the net loss in those periods.

Note 3 - Notes Payable

At August 31, 2004, convertible debentures initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd., were outstanding in an aggregate principal amount of approximately $8.8 million. Such debentures matured on August 14, 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum, which is payable annually. Shares issuable upon conversion are also subject to certain rights to registration under the Securities Act of 1933, as amended.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the outstanding convertible debentures in an aggregate principal amount of $5,800,000.

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures which matured on August 14, 2004. The Company has reached agreement in principle with holders of approximately $1.7 million principal amount of such debentures for the purchase of these debentures at a total price (including interest) equal to 3% of the principal amount. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurances, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

Note 4 - Income Taxes

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 2004, Compared to Three Months Ended August 31, 2003

Net sales for the quarter ended August 31, 2004 were approximately $1.7 million compared to net sales of approximately $1.6 million for the quarter ended August 31, 2003. Net sales increased due to an increase in demand in the first quarter of fiscal 2005 as compared to the first quarter of the prior fiscal year.

The gross margin percentage decreased from 20.0% for the quarter ended August 31, 2003 to 17.9% for the quarter ended August 31, 2004. The primary reasons for the decrease in the gross profit percentage were the mix of jobs for the quarter ended August 31, 2004 as compared to the corresponding quarter of the prior fiscal year. The Company operates as a job shop, making a mix of build-to-print cabinets and parts, standard cabinets, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters. The Company continues to address production planning through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes. During the first quarter of fiscal 2005, the Company acquired a new vertical machining center under a capital lease which the Company expects to use to increase the production of parts made in house in the machine shop.

Selling, general & administrative costs were approximately $337,500 for the quarter ended August 31, 2004 as compared to approximately $308,600 for the quarter ended August 31, 2003. The lower cost in the prior year was principally due to cost reduction measures during the first quarter of that year, including salary decreases that were put into place by management in response to the reduced backlog and shipping levels.

For the quarter ended August 31, 2004, the Company had an operating loss of $28,500 compared to operating income of $16,200 for the corresponding quarter of the prior year. The decrease in operating income was due principally to the decrease in gross margins and increase in selling, general & administrative costs discussed above.

Interest expense decreased from $49,700 in the first quarter of fiscal 2004 to $47,700 in the first quarter of fiscal 2005. The decrease was due to a decrease in mortgage interest expense compared to the corresponding quarter of the prior fiscal year because of the sale of the Company’s building in Johnstown, Pennsylvania.

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During the quarter ended August 31, 2004 and fiscal years 2004 and 2003, the Company incurred net losses of approximately $76,200, $527,300 and $131,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2005.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company’s liquidity problems and seek to operate profitably for the remainder of fiscal 2005.

The Company has received significant new orders during the first quarter of fiscal 2005 and the last few months of fiscal 2004, and the shippable backlog at August 31, 2004 is $3.6 million as compared to $1.5 million at August 31, 2003. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2005. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of August 31, 2004, the Company had cash and marketable securities totaling $118,100. The Company has taken and is continuing to take steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes. During the first half of fiscal 2004, management implemented cost reductions, including salary reductions, in response to reduced sales and order backlog. The salary reductions ended during the quarter ended February 29, 2004 in response to the increase in backlog and production requirements.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the last three fiscal years, and the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. The Company is attempting to restructure or repurchase at a discount $8.8 million in convertible debentures (discussed below) which matured on August 14, 2004. These losses and commitments raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

During the quarter ended August 31, 2003, the Company entered into a factoring agreement with Key Capital Factoring (“Key”) that provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2005 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. The Company factored accounts receivable during the quarter, but there were no outstanding advances due to Key at August 31, 2004. Key may cancel the agreement at any time with 20 days prior notice to the Company.

The Company had significant amounts payable to trade creditors at August 31, 2004.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $8.8 million. The debentures matured on August 14, 2004, are convertible into common stock at a conversion price of $0.50 per share, and bear interest at 1% per annum payable annually. In a filing with the Securities and Exchange Commission dated November 9, 2001, the Manager indicated that it may be deemed to be the beneficial owner of debentures having an aggregate principal amount of $7,885,000, including debentures in the principal amount of $585,000 which were purchased by the Manager as to which the Manager was the economic beneficial owner and held sole voting and dispositive power, and debentures in a principal amount of $7,300,000 held in client accounts managed by the Manager on behalf of various clients who held beneficial economic ownership thereof for which the Manager held voting and dispositive power.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of

the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s $8.8 million outstanding convertible debentures in an aggregate principal amount of $5.8 million.

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $8.8 million principal amount of outstanding convertible debentures which matured on August 14, 2004. The Company has reached agreement in principle with holders of approximately $1.7 million principal amount of such debentures for the purchase of these debentures at a total price (including interest) equal to 3% of the principal amount. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurances, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures. No payment has otherwise been made in respect of interest on the outstanding debentures for the periods ending August 14, 2003 and 2004.

Analysis of Cash Flows

Operating activities used $356,000 in cash in the first quarter of fiscal 2005. This reflects the net loss of $76,200 and $288,500 in cash used from changes in working capital items offset by $8,700 in net non-cash expenses. The cash used from changes in working capital items in the first quarter of fiscal 2005 includes an increase in inventories of $190,100 and an increase in accounts receivable of $148,300.

Investing activities used $22,000 in the first quarter of fiscal 2005, which consists primarily of the acquisition of property, plant and equipment.

Financing activities used $224,000 in the first quarter of fiscal 2005. These activities consisted primarily of the repayment of advances from the factoring of accounts receivable.

Noncash investing and financing activities consisted of the acquisition of a new vertical milling machine via a capital lease

Inflation

Management believes that inflation did not have a material effect on the operations, financial position or cash flows of the Company during the first quarter of fiscal 2005.

Contractual Obligations and Commercial Commitments

The Company’s commitments through August 31, 2009 are comprised of the following at August 31, 2004 (in thousands):

	Through August 31,
	2005	2006	2007	2008	2009	Total
Convertible debentures	$8,795	$0	$0	$0	$0	$8,795
Other notes payable	40	0	0	0	0	40
Capital leases	60	60	45	34	15	214
Operating leases	198	183	183	181	135	880
Total	$9,093	$243	$228	$215	$150	$9,929

Critical Accounting Policies

The Company’s significant accounting policies are more fully described in Note 2 to the financial statements in our 2004 Annual Report on Form 10-K, as amended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At August 31, 2004, the Company had an allowance for doubtful accounts of $22,900.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk - The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks - The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At August 31, 2004, the Company had total debt of $9.9 million, all of which has a fixed rate of interest.

Item 4 - Controls and Procedures

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

As of the end of the Company’s first quarter of fiscal 2005, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the Company’s first quarter of fiscal 2005. There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s first quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

Item 3 - Defaults Upon Senior Securities

Information is incorporated by reference to “Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Liquidity and Capital Resources.”

Item 6 - Exhibits

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

GENERAL KINETICS INCORPORATED

Date: October 15, 2004	/s/ Larry M. Heimendinger
Chairman of the Board
(Principal Executive Officer)

Date: October 15, 2004	/s/ Sandy B. Sewitch
Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)