Form 10-Q
period 2004-11-30
GENERAL KINETICS INC
filed 2005-01-14
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2004

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

The number of shares of Registrant’s Common Stock outstanding as of January 10, 2005 7,118,925 Shares

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

•	the risk that the Company will not be able to manufacture and complete the order backlog as scheduled and on budget in order to maintain a positive cash flow;

•	the risk that the Company may not be able to obtain sufficient new orders to maintain positive cash flow;

•	the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary;

•	the risk that it will not be able to repay, restructure or refinance in full the approximately $7.44 million principal amount of its outstanding convertible debentures which matured on August 14, 2004;

•	the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;

•	the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company;

•	the risk that U.S. defense spending may be substantially reduced; and

•	the risk that the Company’s Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

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

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

The unaudited financial statements of General Kinetics Incorporated (“GKI” or the “Company”) set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations. Revenues, expenses, assets and liabilities vary during the year and generally accepted accounting principles require the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made its best effort in establishing good faith estimates and assumptions. However, actual results may differ. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information as of May 31, 2004 is derived from our audited financial statements.

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

General Kinetics Incorporated

Balance Sheets

November 30, 2004 and

May 31, 2004

	November 30, 2004	May 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$176,100	$670,000
Marketable securities	50,900	48,100
Accounts receivable, net of allowance of $22,900	585,000	764,800
Inventories, net	995,700	677,600
Prepaid expenses and other	51,700	31,600

Total Current Assets	1,859,400	2,192,100

Property, plant and equipment	2,265,500	2,066,000
Less: Accumulated depreciation	(1,947,100)	(1,903,700)

	318,400	162,300

Other Assets	40,100	50,500

Total Assets	$2,217,900	$2,404,900

Liabilities and Stockholders’ Deficit
Current Liabilities:
Advances from Factor	$15,600	$214,200
Current maturities of long-term debt	7,475,000	8,819,900
Current maturities of capital leases	49,000	22,200
Accounts payable, trade	595,300	572,400
Accrued expenses and other payables	585,800	568,700
Deferred gain on sale of building	104,100	104,100

Total Current Liabilities	8,824,800	10,301,500

Long-Term Liabilities:
Capital leases - less current maturities	152,600	38,700
Other long-term liabilities	239,500	240,700
Deferred gain on sale of building	364,300	416,300

Total Long-Term Liabilities	756,400	695,700

Total Liabilities	9,581,200	10,997,200

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 shares outstanding	1,911,500	1,911,500
Additional contributed capital	7,337,300	7,337,300
Accumulated deficit	(16,161,900)	(17,390,900)

	(6,913,100)	(8,142,100)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(7,363,300)	(8,592,300)

Total Liabilities and Stockholders’ Deficit	$2,217,900	$2,404,900

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

	Six Months Ended		Three Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Net Sales	$3,788,000	$3,093,800	$2,066,300	$1,471,100
Cost of Sales	3,150,300	2,445,000	1,737,700	1,147,100

Gross Profit	637,700	648,800	328,600	324,000

Selling, General & Administrative	695,700	596,100	358,100	287,500

Total Operating Expenses	695,700	596,100	358,100	287,500

Operating (Loss) Income	(58,000)	52,700	(29,500)	36,500

Other Income (Expense):
Interest Expense	(59,400)	(97,100)	(11,700)	(47,300)
Gain on Settlement of Debt	1,346,400	—	1,346,400	—

Total Other Income (Expense)	1,287,000	(97,100)	1,334,700	(47,300)

Net Income (loss)	1,229,000	(44,400)	1,305,200	(10,800)

Basic and Diluted Earnings ( Loss) per Share:
Basic Loss per Share	$0.17	$(0.01)	$0.18	$(0.00)
Weighted Average Number of Common Shares Outstanding	7,118,925	7,118,925	7,118,925	7,118,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Cash Flows

	Six Months Ended
	November 30, 2004	November 30, 2003
Cash Flows From Operating Activities:
Net income (loss)	$1,229,000	$(44,400)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Deferred gain on sale of building	(52,000)	—
Unrealized (gain) on marketable securities	(2,800)	(6,000)
Depreciation and amortization	43,400	52,800
Amortization of bond discount	15,100	33,100
(Gain) on settlement of debt	(1,346,400)	—
(Increase) Decrease in Assets:
Accounts receivable	179,800	(16,900)
Inventories	(318,100)	64,900
Prepaid expenses	(20,100)	(23,000)
Other assets	10,400	(18,800)
Increase (Decrease) in Liabilities:
Accounts payable - Trade	22,900	70,000
Accrued expenses	30,700	70,200
Other long term liabilities	(1,200)	(1,200)

Net cash (used in) provided by Operating Activities	(209,300)	180,700

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(36,500)	(3,500)

Net cash used in Investing Activities	(36,500)	(3,500)

Cash Flows from Financing Activities:
Advances from Factor	769,400	537,300
Repayments of advances from Factor	(968,000)	(437,900)
Principal payments under capital lease	(22,300)	(10,100)
Repayments on long term debt	(27,200)	(50,400)

Net cash (used in) provided by Financing Activities	(248,100)	38,900

Net (decrease) increase in cash and cash equivalents	(493,900)	216,100

Cash and Cash Equivalents: Beginning of Period	670,000	114,000

Cash and Cash Equivalents: End of Period	$176,100	$330,100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$21,500	$14,600
Income Taxes	$410	$—
Noncash investing and financing activity:
Purchase of property, plant and equipment via capital lease	$163,000	$—

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

Notes to Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements at November 30, 2004, and for the three months and six months ended November 30, 2004 and November 30, 2003, respectively, include the accounts of General Kinetics Incorporated (“GKI” or the “Company”).

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

The results of operations for the six-month period ended November 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings. Due to the net loss in the quarter and six months ended November 30, 2003, diluted earnings per share is the same as basic earnings per share for those periods. Because the convertible debentures ceased to be convertible on June 15, 2004, there were no dilutive instruments for the three months and six months ended November 30, 2004, and diluted earnings per share is the same as basic earnings per share for those periods.

Note 3 - Notes Payable

At November 30, 2004, convertible debentures initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd., (the “Manager”), were outstanding in an aggregate principal amount of approximately $7.44 million. Such debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended. In a filing with the Securities and Exchange Commission dated November 29, 2004, the Manager indicated that it terminated its business activities on December 31, 2002 and, as part of that process, distributed to its clients GKI debentures in the aggregate principal amount of $7,300,000 which the Manager held on behalf of such clients. The Manager continues to hold debentures in the aggregate principal amount of $490,000.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the outstanding debentures in an aggregate principal amount of $5,800,000.

In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including interest totaling $27,200) equal to 3% of the principal amount. The Company has paid $27,200 of the purchase price, and is in the process of completing final payment of the remaining $13,600 due to the debenture holders. As a result, the Company recognized a gain on the settlement of debt of $1,346,400 in the accompanying financial statements.

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7.44 million principal amount of outstanding debentures which matured on August 14, 2004. The Company has reached agreement in principle with holders of approximately $160,000 principal amount of such debentures for the purchase of these debentures at a total price (including accrued interest) equal to 3% of the principal amount. The Company is in the process of completing payment for such debentures. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurance, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

Note 4 - Income Taxes

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended November 30, 2004, Compared to Three Months Ended November 30, 2003

Net sales for the quarter ended November 30, 2004 were approximately $2.1 million compared to net sales of approximately $1.5 million for the quarter ended November 30, 2003. The increase in sales was due primarily to an increase in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall increase of orders from customers involved in projects related to the U.S. Navy compared to the prior fiscal year.

The gross margin percentage decreased from 22.0% for the quarter ended November 30, 2003 to 15.9% for the quarter ended November 30, 2004. The primary reason for the decrease in the gross profit percentage was the mix of jobs for the quarter ended November 30, 2004 as compared to the corresponding quarter of the prior fiscal year. The Company operates as a job shop, making a mix of build-to-print cabinets and parts, standard cabinets, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters. During November 2004, a significant volume of work, both in manufacturing flow and in dollar volume, was scheduled for completion. While a great deal of the manufacturing flow was completed, it was not timely enough nor complete enough to complete assembly and shipping, resulting in a significant shortfall compared to the plans for shipments and revenue. Difficulties in systems used to schedule work and track work in progress were found to be major contributors to the failure to complete and ship work on time, and actions have been taken and new procedures put in place in an effort to prevent or reduce similar issues in future quarters.

Selling, general and administrative costs were approximately $358,100 for the quarter ended November 30, 2004 as compared to approximately $287,500 for the quarter ended November 30, 2003. The increase was principally due to increased administrative costs associated with the increased sales and backlog, and because cost reduction measures, including temporary salary decreases, were put in place during the second quarter of the prior fiscal year due to the reduced backlog during that period.

For the quarter ended November 30, 2004, the Company had an operating loss of $29,500 compared to operating income of $36,500 for the corresponding quarter of the prior year. The decrease in operating income was due principally to the decrease in gross margins and the increase in selling, general and administrative costs discussed above.

Interest expense decreased from $47,300 in the second quarter of fiscal 2004 to $11,700 in the second quarter of fiscal 2005. The decrease was due to a decrease in mortgage interest expense compared to the corresponding quarter of the prior fiscal year because of the sale of the Company’s building in Johnstown, Pennsylvania.

There was a gain on the settlement of debt of $1,346,400 for the quarter ended November 30, 2004. In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including interest) equal to 3% of the principal amount. The Company has paid $27,200 of the purchase price, and is in the process of completing final payment of the remaining $13,600 due to the debenture holders. As a result, the Company recognized a gain on the settlement of debt of $1,346,400 in the accompanying financial statements.

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Six Months Ended November 30, 2004, Compared to Six Months Ended November 30, 2003

Net sales for the six months ended November 30, 2004 were approximately $3.8 million compared to net sales of approximately $3.1 million for the six months ended November 30, 2003. The increase in sales was primarily due to an increase in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall increase of orders from customers involved in projects related to the U.S. Navy compared to the prior fiscal year.

The gross margin percentage decreased from 21.0% for the six months ended November 30, 2003 to 16.8% for the six months ended November 30, 2004. The primary reason for the decrease in the gross profit percentage was the mix of jobs for the six months ended November 30, 2004 as compared to the corresponding six months of the prior fiscal year. The Company operates as a job shop, making a mix of build-to-print cabinets and parts, standard cabinets, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters. During November 2004, a significant volume of work, both in manufacturing flow and in dollar volume, was scheduled for completion. While a great deal of the manufacturing flow was completed, it was not timely enough nor complete enough to complete assembly and shipping, resulting in a significant shortfall compared to the plans for shipments and revenue. Defects in systems used to schedule work and track work in progress were found to be major contributors to the failure to complete and ship work on time, and corrective actions have been taken and new procedures put in place to attempt to prevent similar issues in future quarters.

Selling, general and administrative costs were approximately $695,700 for the six months ended November 30, 2004 as compared to approximately $596,100 for the six months ended November 30, 2003. The increase was principally due to increased costs administrative associated with the increased sales and backlog, and because cost reduction measures, including temporary salary decreases, were put in place during the second quarter of the prior fiscal year due to the reduced backlog during that period.

For the six months ended November 30, 2004, the Company had an operating loss of $58,000 compared to operating income of $52,700 for the corresponding six months of the prior year. The decrease in operating income was due principally to the decrease in gross margins and the increase is selling, general and administrative costs discussed above.

Interest expense decreased from $97,100 in the first six months of fiscal 2004 to $59,400 in the corresponding period of fiscal 2005. The decrease was due to a decrease in mortgage interest expense compared to the corresponding quarter of the prior fiscal year because of the sale of the Company’s building in Johnstown, Pennsylvania.

There was a gain on the settlement of debt of $1,346,400 for the six months ended November 30, 2004. In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including interest) equal to 3% of the principal amount. The Company has paid $27,200 of the purchase price, and is in the process of completing final payment of the remaining $13,600 due to the debenture holders. As a result, the Company recognized a gain on the settlement of debt of $1,346,400 in the accompanying financial statements.

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During the six months ended November 30, 2004 the Company incurred operating losses of $58,000 and in the fiscal years ended May 31, 2004 and 2003, the Company incurred net losses of approximately $527,300 and $131,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2005.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company’s liquidity problems and seek to operate profitably for the remainder of fiscal 2005.

The Company had significant amounts payable to trade creditors at November 30, 2004.

The Company has received significant new orders during the first half of fiscal 2005, and the shippable backlog at November 30, 2004 is $4.3 million as compared to $2.3 million at November 30, 2003. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2005. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of November 30, 2004, the Company had cash and marketable securities totaling $227,000. The Company has taken and is continuing to take steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

The production and shipping delays during November discussed above have further tightened the cash flow situation for the third quarter. However, management believes that the Company can meet its operating cash requirements, excluding the repayment of the debentures referred to below, through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable if the Company can maintain or increase the current level of backlog, and ship the scheduled backlog on time and within budget. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain or increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the last three fiscal years, and the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. The Company is also attempting to restructure or repurchase at a discount $7.44 million aggregate principal amount of outstanding convertible debentures (discussed below) which matured on August 14, 2004. These losses and commitments raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties. The Company’s auditors gave a going concern opinion for those three years.

During the quarter ended August 31, 2003, the Company entered into a factoring agreement with Key Capital Factoring (“Key”) that provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2005 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. The Company factored accounts receivable during the quarter ended November 30, 2004, and there were outstanding advances due to Key of $15,600 at November 30, 2004. Key may cancel the agreement at any time with 20 days prior notice to the Company.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $7.44 million. The debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. The debentures ceased to be convertible on June 14, 2004. In a filing with the Securities and Exchange Commission dated November 29, 2004, the Manager indicated that it terminated its business activities on December 31, 2002 and, as part of that process, distributed to its clients GKI debentures in the aggregate principal amount of $7,300,000 which the Manager held on behalf of such clients. The Manager continues to hold debentures in the aggregate principal amount of $490,000.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s outstanding debentures in an aggregate principal amount of $5.8 million.

In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including interest) equal to 3% of the principal amount. The Company has paid $27,200 of the purchase price, and is in the process of completing final payment of $13,600 due to the debenture holders. The Company recognized a gain on the settlement of debt of $1,346,400 in the accompanying financial statements.

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7.44 million principal amount of outstanding debentures which matured on August 14, 2004. The Company has reached agreement in principle with holders of approximately $160,000 principal amount of such debentures for the purchase of these debentures at a total price (including interest) equal to 3% of the principal amount. The Company is in the process of completing payment for such debentures. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurances, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures. No payment has otherwise been made in respect of interest on the outstanding debentures for the periods ending August 14, 2003 and 2004.

Analysis of Cash Flows

Operating activities used $209,300 in cash in the first half of fiscal 2005. This reflects the net income of $1,229,000 and $3,700 in net non-cash items, offset by $95,600 in cash used from changes in working capital items and a $1,346,400 gain on settlement of debt. The cash used from changes in working capital items in the first half of fiscal 2005 includes an increase in inventories of $318,100 offset by a decrease in accounts receivable of $179,800.

Investing activities used $36,500 in the first half of fiscal 2005, which consists primarily of the acquisition of property, plant and equipment.

Financing activities used $248,100 in the first half of fiscal 2005. These activities consisted primarily of the repayment of advances from the factoring of accounts receivable and $27,200 of cash used from the settlement of debt.

Noncash investing and financing activities consisted of the acquisition of a new vertical machining center under a capital lease

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At November 30, 2004, the Company had an allowance for doubtful accounts of $22,900.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk - The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks - The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At November 30, 2004, the Company had total debt of $8.5 million. Of the $8.5 million, $7.44 million are debentures that matured on August 14, 2004 and had a stated rate of interest of 1%, and the remaining debt all has a fixed rate of interest.

Item 4 -Controls and Procedures

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

As of the end of the Company’s second quarter of fiscal 2005, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the Company’s second quarter of fiscal 2005. There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GENERAL KINETICS INCORPORATED

Date: January 14, 2005	/s/ Larry M. Heimendinger
Chairman of the Board
(Principal Executive Officer)

Date: January 14, 2005	/s/ Sandy B. Sewitch
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)