Form 10-Q
period 2005-02-28
GENERAL KINETICS INC
filed 2005-04-14
CIK 40675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For Quarter Ended February 28, 2005

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

The number of shares of Registrant’s Common Stock outstanding as of April 1, 2005 7,118,925 Shares

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

•	the risk that the Company will not be able to manufacture and complete the order backlog as scheduled and on budget in order to maintain a positive cash flow;

•	the risk that the Company may not be able to obtain sufficient new orders to maintain positive cash flow;

•	the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary;

•	the risk that it will not be able to repay, restructure or refinance in full the approximately $7.28 million principal amount of its outstanding convertible debentures which matured on August 14, 2004;

•	the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;

•	the risk the Company may in the future have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company;

•	the risk that U.S. defense spending may be substantially reduced; and

•	the risk that the Company’s Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

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

General Kinetics Incorporated

Balance Sheets

February 28, 2005 and

May 31, 2004

	February 28, 2005	May 31, 2004
Assets

Current Assets:
Cash and cash equivalents	$240,200	$670,000
Marketable securities	61,800	48,100
Accounts receivable, net of allowance of $22,900	710,800	764,800
Inventories, net	823,400	677,600
Prepaid expenses and other	46,900	31,600

Total Current Assets	1,883,100	2,192,100

Property, plant and equipment	2,270,500	2,066,000
Less: Accumulated depreciation	(1,968,500)	(1,903,700)

	302,000	162,300

Other Assets	58,200	50,500

Total Assets	$2,243,300	$2,404,900

Liablilities and Stockholders’ Deficit

Current Liabilities:
Advances from Factor	$—	$214,200
Current maturities of long-term debt	7,315,000	8,819,900
Current maturities of capital leases	48,100	22,200
Accounts payable, trade	614,000	572,400
Accrued expenses and other payables	696,800	568,700
Deferred gain on sale of building	104,100	104,100

Total Current Liabilities	8,778,000	10,301,500

Long-Term Liablities:
Capital leases - less current maturities	140,800	38,700
Other long-term liabilities	211,900	240,700
Deferred gain on sale of building	338,300	416,300

Total Long-Term Liabilities	691,000	695,700

Total Liabilities	9,469,000	10,997,200

Stockholders’ Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 shares outstanding	1,911,500	1,911,500
Additional contributed capital	7,337,300	7,337,300
Accumulated deficit	(16,024,300)	(17,390,900)

	(6,775,500)	(8,142,100)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)

Total Stockholders’ Deficit	(7,225,700)	(8,592,300)

Total Liabilities and Stockholders’ Deficit	$2,243,300	$2,404,900

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Operations

	Nine Months Ended		Three Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net Sales	$6,221,500	$4,341,200	$2,433,500	$1,247,400
Cost of Sales	5,200,600	3,695,800	2,050,300	1,250,800

Gross Profit	1,020,900	645,400	383,200	(3,400)

Selling, General & Administrative	1,042,000	857,900	346,300	261,800
Product Research, Development & Improvement	—	700	—	700

Total Operating Expenses	1,042,000	858,600	346,300	262,500

Operating (Loss) Income	(21,100)	(213,200)	36,900	(265,900)

Other Income (Expense):
Interest Expense	(117,100)	(146,500)	(57,700)	(49,400)
Gain on Settlement of Debt	1,504,800	—	158,400	—

Total Other Income (Expense)	1,387,700	(146,500)	100,700	(49,400)

Net Income (loss)	$1,366,600	$(359,700)	$137,600	$(315,300)

Basic Earnings (Loss) per Share:
Basic Earnings (Loss) per Share	$0.19	$(0.05)	$0.02	$(0.04)
Weighted Average Number of Common Shares Outstanding	7,118,925	7,118,925	7,118,925	7,118,925

Diluted Earnings (Loss) per Share:
Diluted Earnings (Loss) per Share	$0.19	$(0.05)	$0.02	$(0.04)
Weighted Average Number of Common Shares and Dilutive Equivalents Outstanding	7,178,925	7,118,925	7,178,925	7,118,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated

Statements of Cash Flows

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash Flows From Operating Activities:
Net income (loss)	$1,366,600	$(359,700)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred gain on sale of building	(78,000)	—
Unrealized gain on marketable securities	(13,700)	(13,900)
Depreciation and amortization	64,800	78,000
Amortization of bond discount	15,100	45,300
Gain on settlement of debt	(1,504,800)	—
Bad debt provision	—	(500)
(Increase) Decrease in Assets:
Accounts receivable	54,000	(46,400)
Inventories	(145,800)	(122,600)
Prepaid expenses	(15,300)	600
Other assets	(7,700)	900
Increase (Decrease) in Liabilities:
Accounts payable - Trade	41,600	180,200
Accrued expenses and other payables	158,500	124,300
Other long term liabilities	(28,800)	(1,800)

Net cash used in Operating Activites	(93,500)	(115,600)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(41,500)	(8,000)

Net cash used in Investing Activities	(41,500)	(8,000)

Cash Flows from Financing Activities:
Advances from Factor	2,479,600	853,000
Repayments of advances from Factor	(2,693,800)	(682,300)
Principal payments under capital leases	(35,000)	(15,200)
Repayments on long term debt	(45,600)	(71,700)

Net cash (used in) provided by Financing Activities	(294,800)	83,800

Net decrease increase in cash and cash equivalents	(429,800)	(39,800)

Cash and Cash Equivalents: Beginning of Period	670,000	114,000

Cash and Cash Equivalents: End of Period	$240,200	$74,200

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$39,500	$30,100
Income Taxes	$1,200	$—
Noncash investing and financing activity:
Purchase of property, plant and equipment via capital lease	$163,000	$—

The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED AND SUBSIDIARIES

Notes to Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements at February 28, 2005, and for the three months and nine months ended February 28, 2005 and February 29, 2004, respectively, include the accounts of General Kinetics Incorporated (“GKI” or the “Company”).

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

The results of operations for the nine-month period ended February 28, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per Share

Earnings per share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings. Due to the net loss in the quarter and nine months ended February 29, 2004, diluted earnings per share is the same as basic earnings per share for those periods. Because the convertible debentures ceased to be convertible on June 14, 2004, the only dilutive instruments for the three months and nine months ended February 28, 2005 were 60,000 stock options in each of these periods, and diluted earnings per share is the same as basic earnings per share for those periods.

Note 3 - Notes Payable

At February 28, 2005, convertible debentures initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd., (the “Manager”), were outstanding in an aggregate principal amount of approximately $7.28 million. Such debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended. In a filing with the Securities and Exchange Commission dated November 29, 2004, the Manager indicated that it terminated its business activities on December 31, 2002 and, as part of that process, distributed to its clients GKI debentures in the aggregate principal amount of $7,300,000 which the Manager held on behalf of such clients. The Manager continues to hold debentures in the aggregate principal amount of $490,000.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the outstanding debentures in an aggregate principal amount of $5,800,000.

In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. The Company made a final payment to the debenture holders in January 2005. In a separate transaction, in January 2005, the Company purchased an additional $160,000 aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. As a result of these transactions, the Company recognized a gain on the settlement of debt of $1,346,400 during the second quarter of fiscal 2005 and $158,400 during the third quarter of fiscal 2005 in the accompanying financial statements.

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7.28 million principal amount of outstanding debentures which matured on August 14, 2004. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurance, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

Note 4 - Income Taxes

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended February 28, 2005 Compared to Three Months Ended February 29, 2004

Net sales for the quarter ended February 28, 2005 were approximately $2.4 million compared to net sales of approximately $1.2 million for the quarter ended February 29, 2004. The increase in sales was due primarily to an increase in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall increase of orders from customers involved in projects related to the U.S. Navy compared to the prior fiscal year.

The gross margin percentage increased from 0.0% for the quarter ended February 29, 2004 to 16.7% for the quarter ended February 28, 2005. The increase in net sales contributed to the increase in gross margins by distributing fixed overhead costs over a larger number of orders. In addition, the increase in the gross profit percentage was caused by the mix of jobs for the quarter ended February 28, 2005 as compared to the corresponding quarter of the prior fiscal year. The Company operates as a job shop, making a mix of build-to-print cabinets and parts, standard cabinets, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters.

Selling, general and administrative costs were approximately $346,300 for the quarter ended February 28, 2005 as compared to approximately $261,800 for the quarter ended February 29, 2004. The increase was principally due to increased administrative costs associated with the increased sales and backlog.

For the quarter ended February 28, 2005, the Company had operating income of $36,900 compared to an operating loss of $265,900 for the corresponding quarter of the prior year. The increase in operating income was due principally to the increase in net sales and gross margins discussed above.

Interest expense increased from $49,400 in the third quarter of fiscal 2004 to $57,700 in the third quarter of fiscal 2005. The increase was due to an accrual for debenture interest for the current fiscal year, offset by a decrease in mortgage interest expense compared to the corresponding quarter of the prior fiscal year because of the sale of the Company’s building in Johnstown, Pennsylvania.

There was a gain on the settlement of debt of $158,400 for the quarter ended February 28, 2005. In January 2005, the Company purchased $160,000 aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount.

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Nine Months Ended February 28, 2005 Compared to Nine Months Ended February 29, 2004

Net sales for the nine months ended February 28, 2005 were approximately $6.2 million compared to net sales of approximately $4.3 million for the nine months ended February 29, 2004. The increase in sales was due primarily to an increase in orders under a large blanket contract with a prime contractor to the U.S. Navy, in addition to an overall increase of orders from customers involved in projects related to the U.S. Navy compared to the prior fiscal year.

The gross margin percentage increased from 14.9% for the nine months ended February 29, 2004 to 16.4% for the nine months ended February 28, 2005. The increase in net sales contributed to the increase in gross margins by distributing fixed overhead costs over a larger number of orders. In addition, the increase in the gross profit percentage was caused by the mix of jobs for the nine months ended February 28, 2005 as compared to the corresponding nine months of the prior fiscal year. The Company operates as a job shop, making a mix of build-to-print cabinets and parts, standard cabinets, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters.

Selling, general and administrative costs were approximately $1.0 million for the nine months ended February 28, 2005 as compared to approximately $857,900 for the nine months ended February 29, 2004. The increase was principally due to increased administrative costs associated with the increased sales and backlog, and because cost reduction measures, including temporary salary decreases, were in place during the prior fiscal year due to the reduced backlog during that period.

For the nine months ended February 28, 2005, the Company had an operating loss of $21,100 compared to an operating loss of $213,200 for the corresponding nine months of the prior year. The decrease in the operating loss was due principally to the increase in net sales and gross margins discussed above.

Interest expense decreased from $146,500 in the first three quarters of fiscal 2004 to $117,100 in the first three quarters of fiscal 2005. The decrease was due to a decrease in mortgage interest expense compared to the corresponding period of the prior fiscal year because of the sale of the Company’s building in Johnstown, Pennsylvania.

There was a gain on the settlement of debt of $1,504,800 for the nine months ended February 28, 2005. In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. In a separate transaction in January 2005, the Company purchased $160,000 aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount.

The Company’s estimated effective tax rate for fiscal 2005 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During the nine months ended February 28, 2005 the Company incurred operating losses of $21,100 and in the fiscal years ended May 31, 2004 and 2003, the Company incurred net losses of approximately $527,300 and $131,400, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2005.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company’s liquidity problems and seek to operate profitably for the remainder of fiscal 2005.

The Company had significant amounts payable to trade creditors at February 28, 2005.

The Company has received significant new orders during the first three quarters of fiscal 2005, and the shippable backlog at February 28, 2005 is $4.4 million as compared to $2.9 million at February 29, 2004. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2005. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of February 28, 2005, the Company had cash and marketable securities totaling $302,000. The Company has taken and is continuing to take steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

Production and shipping delays during November 2004 further tightened the cash flow situation for the third quarter. However, management believes that the Company can meet its operating cash requirements, excluding the repayment of the debentures referred to below, through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable if the Company can maintain or increase the current level of backlog, and ship the scheduled backlog on time and within budget. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain or increase its current level of sales, consistently make timely shipments and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the last three fiscal years, and the Company has significant short-term cash commitments, the funding of which is limited to cash flow from operations and the factoring of certain accounts receivable, if available. The Company is also attempting to restructure or repurchase at a discount $7.28 million aggregate principal amount of outstanding convertible debentures (discussed below) which matured on August 14, 2004. These losses and commitments raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties. The Company’s auditors gave a going concern opinion for the last three years.

During the quarter ended August 31, 2003, the Company entered into a factoring agreement with Key Capital Factoring (“Key”) that provides for advances of up to 85% of specified accounts receivable. The Company has drawn on the Key facility during fiscal 2005 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. The Company factored accounts receivable during the quarter ended February 28, 2005, but there were no outstanding advances due to Key at February 28, 2005. Key may cancel the agreement at any time with 20 days prior notice to the Company.

The Company has outstanding debentures originally issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd. (the “Manager”), totaling approximately $7.28 million. The debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. The debentures ceased to be convertible on June 14, 2004. In a filing with the Securities and Exchange Commission dated November 29, 2004, the Manager indicated that it terminated its business activities on December 31, 2002 and, as part of that process, distributed to its clients GKI debentures in the aggregate principal amount of $7,300,000 which the Manager held on behalf of such clients. The Manager continues to hold debentures in the aggregate principal amount of $490,000.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company’s outstanding debentures in an aggregate principal amount of $5.8 million.

In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. The Company made a final payment to the debenture holders in January 2005. In a separate transaction, in January 2005, the Company purchased an additional $160,000 principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the aggregate principal amount. As a result of these transactions, the Company recognized a gain on the settlement of debt of $1,346,400 during the second quarter of fiscal 2005 and $158,400 during the third quarter of 2005 in the accompanying financial statements.

The Company’s cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7.28 million principal amount of outstanding debentures which matured on August 14, 2004. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurances, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures. No payment has otherwise been made in respect of interest on the outstanding debentures for the periods ending August 14, 2003 and 2004.

Analysis of Cash Flows

Operating activities used $93,500 in cash in the first three quarters of fiscal 2005. This reflects the net income of $1,366,600 and $56,500 in cash from changes in balance sheet items, offset by $11,800 in net non-cash items and by a $1,504,800 gain on the settlement of debt. The cash used from changes in balance sheet items in the first three quarters of fiscal 2005 includes an increase in inventories of $145,800 offset by a decrease in accounts receivable of $54,000.

Investing activities used $41,500 in the first three quarters of fiscal 2005, which consists primarily of the acquisition of property, plant and equipment.

Financing activities used $294,800 in the first three quarters of fiscal 2005. These activities consisted primarily of the repayment of advances from the factoring of accounts receivable, $35,000 of cash used for payments under capital leases, and $45,600 used to pay long term debt.

Noncash investing and financing activities consisted of the acquisition of a new vertical machining center under a capital lease

Inflation

Management believes that inflation did not have a material effect on the operations, financial position or cash flows of the Company during the first three quarters of fiscal 2005.

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate which would be material to the Company’s financial position or its results of operations. At February 28, 2005 the Company had an allowance for doubtful accounts of $22,900.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Market Risk - The Company is exposed to market risk from adverse changes in interest rates.

Interest Rate Risks - The Company is exposed to risk from changes in interest rates as a result of its borrowing activities. At February 28, 2005, the Company had total debt of $7.5 million. Of the $7.5 million, $7.28 million are debentures that matured on August 14, 2004 and had a stated rate of interest of 1%, and the remaining debt all has a fixed rate of interest.

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

As of the end of the Company’s third quarter of fiscal 2005, the Company conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the Company’s third quarter of fiscal 2005. There has been no change in the Company’s internal control over financial reporting that has occurred during the Company’s third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

GENERAL KINETICS INCORPORATED

Date: April 14, 2005	/s/ Larry M. Heimendinger
Chairman of the Board
(Principal Executive Officer)

Date: April 14, 2005	/s/ Sandy B. Sewitch
Chief Financial Officer
(Principal Accounting Officer and
Principal Financial Officer)