Form 10-K
period 2005-05-31
GENERAL KINETICS INC
filed 2005-09-13
CIK 40675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2005              Commission File No. 0-1738

                          GENERAL KINETICS INCORPORATED
             (Exact Name of Registrant as specified in its Charter)
              Virginia                                    54-0594435
      (State of Incorporation)                 (IRS Employer Identification No.)

110 Sunray Dr, Johnstown, PA                                          15905
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number                                   (814) 255-6891

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

YES                          NO  X
                                ---

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

YES                          NO  X
                                ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 30, 2004, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASD OTC Bulletin Board, was approximately $196,766. Shares of Common Stock held by the executive officers, directors and under the Registrant's ESOP have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of Registrant's Common Stock, $0.25 par value, as of August 16, 2005, was 7,118,925.


                       Documents Incorporated by Reference
                       -----------------------------------

Certain portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the end of the Registrant's 2005 fiscal year are incorporated into Part III hereof.

            CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K constitute "forward-looking statements". In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Annual Report are generally located in the material set forth under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

o the risk that the Company may not be able to obtain and complete sufficient new orders to maintain positive cash flow;
o the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary;
o the risk that it will not be able to repay or refinance in full the approximately $7,315,000 principal amount of its outstanding convertible debentures which matured on August 2004;
o the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;
o the risk the Company may, in the future, have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company; and
o  the risk that U.S. defense spending may be substantially reduced; and
o the risk that the Company's Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

You should read this Annual Report completely and with the understanding that actual future results may be materially different from what the Company expects. All subsequent written and oral forward-looking statements attributable to the Company or to persons acting on the Company's behalf are expressly qualified in their entirety by the foregoing factors. These forward-looking statements speak only as of the date of the document in which they are made. The Company disclaims any obligation or undertaking to provide any updates or revisions to any forward-looking statement to reflect any change in the Company's expectations or any change in events, conditions or circumstances in which the forward-looking statement is based.


                                     PART I

ITEM 1 -    BUSINESS

(a)   General Development of Business

General Kinetics Incorporated (the "Company" or "GKI") designs and manufactures high-quality precision enclosures for sophisticated electronic systems, principally for sale to the U.S. Department of Defense.

The Company was founded as a Virginia corporation in 1954 and its common stock became publicly traded in November 1961.

At May 31, 2005, convertible debentures initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd. (the "Manager"), were outstanding in an aggregate principal amount of approximately $7,315,000. Such debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended. In a filing with the Securities and Exchange Commission dated November 29, 2004, the Manager indicated that it terminated its business activities on December 31, 2002 and, as part of that process, distributed to its clients GKI debentures, in the aggregate principal amount of $7,300,000, which the Manager held on behalf of such clients.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000. On July 18, 2005, an additional $290,000 principal amount of the Company's outstanding convertible debentures was purchased by Manassas Partners LLC, from third parties, at a significant discount.

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


The Company's cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7,315,000 principal amount of outstanding debentures which matured on August 14, 2004. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurance, however, that the Company will be able to come to an agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

(b)   Financial Information about Industry Segments

The Company is currently operating in a single industry segment.


(c)   Narrative Description of Business

The Business

General

The Company designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The Company is a manufacturing and engineering services company which produces build-to-print as well as custom engineered products. The Company has manufactured electronics-ready enclosures and mounting systems for over 40 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect sensitive electronic communication and detection equipment from shock and vibration. The principal customer for these products is the U.S. Department of Defense which, directly or indirectly through its prime contractors, accounted for 99%, 99%, and 93% of the Company's revenues in the fiscal years 2005, 2004 and 2003, respectively. The Company sells these products as a prime contractor and as a subcontractor to major prime contractors such as Lockheed Martin, Raytheon, SAIC, Northrop Grumman, and DRS Laurel Technologies.

Strategy

The Company's long-term goals are to increase market penetration within the Department of Defense, and to expand into the non-government marketplace by targeting build-to-print or engineering design opportunities for enclosures and related products. The Company entered the commercial enclosure marketplace in fiscal 2000. The current strategy for these products is to concentrate on selling high-end precision enclosures through a small network of U.S. sales representatives. The Company does not expect the non-government marketplace to provide a significant portion of the Company's sales during fiscal 2006. Management intends to use its current sales force and build on its reputation for quality to expand sales to the U.S. Department of Defense and other agencies within the government.

The Company plans to finance its strategy for fiscal 2006 through cash on hand as of May 31, 2005, careful management of operating expenses, factoring accounts receivable to alleviate short-term cash requirements, and cash flow generated through operations. The Company may also seek additional sources of debt or equity financing to allow it to meet cash commitments if sales and shipment levels fluctuate throughout the fiscal year.

Products

The Company's principal products are enclosures, such as racks, cabinets, consoles, and mounting platforms for sophisticated electronic systems generally made in accordance with specific client requirements. The Company has developed a series of consoles and enclosures to offer as commercial-off-the-shelf products to be sold to prime contractors for contracts in the defense community that require this type of enclosure. These consoles and enclosures provide an environment that makes it possible to use commercial electronics while meeting the need for combat ready systems.

The Company's production processes cover a wide range of operations, including high volume production using tight tolerance, military-specified engineering requirements. Military specifications for metal fabrication and machinery require geometric dimensioning to and from fabricated areas to datum within ten-thousandths (.0001) of an inch of their true fabricated position, and the machining of parts to a size of plus or minus one thousandth (.001) of an inch of their specified dimension. Furthermore, the Company has in-plant facilities to test for radio frequency interference (R.F. testing) as it is required to certify certain products. The Company fabricates metal cabinets and other products from sheet aluminum and steel and other metal components, all of which are readily available from numerous domestic suppliers. The manufactured products must satisfy the close-tolerance specifications of its customers and are subjected to in-house sound testing to ensure that the levels of noise emanating from the enclosures at various frequencies are within customer specifications. The Company's products have high visibility in such programs as the US Navy's AEGIS destroyer program and other major U.S. Government programs.

Customers

During fiscal years 2005, 2004, and 2003, the Company sold 99%, 99%, and 93%, respectively, of its products to the U.S. Government, principally to the U.S. Department of Defense, as either a prime contractor or a subcontractor to major prime contractors. Therefore, a material decline in spending by the Department of Defense, could have a material adverse effect on the operations of the Company, unless offset by greater market penetration or new sales to other government and commercial customers. In addition, the Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company considers its relationships with the U.S. Department of Defense and its major prime contractor customers to be good.

Marketing and Sales

The Company currently markets its products through a direct sales force and through outside agencies. The Company also participates in industry trade shows as a means of contacting new and existing customers and introducing new products.

Backlog

The Company sells its products pursuant to both long and short-term contracts with scheduled backlog and delivery orders. Amounts are not carried in backlog until the related contracts receive government funding (in the case of government contracts) and, in any event, delivery orders are released to the Company. Once an order is received, production and delivery can be scheduled, but in some instances, dates can be delayed by changing requirements of government or commercial customers.

The Company's contract backlog as of May 31, 2005 and May 31, 2004 was approximately $3.5 million and $2.5 million, respectively. The entire $3.5 million backlog as of May 31, 2005 is expected to be shipped during fiscal 2006. The Company does not believe that seasonal fluctuations play a significant role in the backlog for its business.


Competition

The Company operates in a mature, highly fragmented market with intense competition. The principal elements of competition are price, the ability to deliver products in accordance with major U.S. Government and prime contractor production schedules, technical expertise, quality, service and support. The Company believes that it competes with approximately 25 other manufacturers of electronic enclosures, including, in some instances, major prime contractors, which are also customers of the Company. Certain competitors of the Company have significantly greater financial, marketing and technological resources.

Research and Development

The Company expects research and development activities to total less than $25,000 during fiscal 2006. No material research and development expenses were incurred in fiscal 2005, 2004 or 2003.

The U.S. Government Procurement Process

The majority of the Company's fiscal 2005 revenue was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Department of Defense. Revenue from these sales represented approximately 99% of the Company's total revenue in fiscal 2005. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. Substantially all of the Company's fiscal 2006 revenue will be derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no terminations for convenience in fiscal 2005, 2004, or 2003. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default of any contract awarded to the Company.

In connection with its efforts to compete for U.S. Government business, the Company has enjoyed certain statutory advantages because of its size, location and the American-made character of its products. Such advantages may not be available to the Company in the future. Although the Company believes that it will continue to qualify under these statutory provisions for the foreseeable future, the Company does not believe that the loss of such status would be likely to have a material adverse effect upon the Company.

The Company's sales to the U.S. Government are subject to numerous other factors beyond the Company's control that generally apply to other U.S. Government contractors, including fluctuations and delays resulting from the appropriations process, the outcome of competition for contracts, and reductions in levels of military and other agencies' spending.


Employees and Labor Agreements

As of May 31, 2005, the Company had 86 employees, all located in the United States. At that date, on a Company-wide basis, there were 26 employees in an executive, finance, engineering, sales, marketing and administration capacity, and 60 employees in manufacturing, assembly and operations. Sixty of the Company's employees are represented by the International Brotherhood of Electrical Workers Union (the "Union") in Johnstown, Pennsylvania. The Company and the Union are working under a three-year collective bargaining agreement that will expire on May 31, 2007. The Company considers its employee relations to be good.

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


(e)

1) The Company is required to file its annual and quarterly reports as well as other reports as required on an as needed basis to comply with securities regulations with the SEC.
2) The public may read and copy any materials the company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
3)   The Company's internet address is www.gki.com.

ITEM 2 - PROPERTIES

The Company has closed its Manassas, Virginia offices and consolidated into its Johnstown facility in order to decrease operating expenses and provide greater fiscal oversight of operations. The decision to close this office was made in June of 2005, and executed in August of 2005. The lease term on the Manassas office extends through the year 2007, and efforts are being made by the Company to sublease the space. The landlord is also taking steps to lease the available space. This office closure is not expected to adversely impact the Company, but conversely allow management better oversight, and decrease overhead costs significantly.


The Company leases its executive offices and manufacturing facilities at an industrial manufacturing plant presently located in Johnstown, Pennsylvania. The property consists of approximately 56,000 square feet of manufacturing facilities and office space.


The Company's lease for the facility commenced on June 1, 2004 and will end on May 31, 2009. The current annual base rent payable under the lease is approximately $180,000. The Company has the right, at its option, to extend the initial term of its lease for two additional five-year periods at a base rent to be negotiated, but not more than 10% over the base rent charged during the previous term. The property owner is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors and other common areas of the manufacturing facility.

The Company believes that its present facilities are adequate to meet its current production requirements.


ITEM 3 - LEGAL PROCEEDINGS

As of the date hereof, there is a threatened legal action relating to a former employee alleging wrongful dismissal, which the Company expects will be settled for an amount based on the employee's salary at the time of termination.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None

                                    PART II


ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $0.25 par value per share, is quoted on the Over the Counter ("OTC") Bulletin Board, under the symbol "GKIN". The table below presents the high and low sales prices as reported for the fiscal quarters within the two most recent fiscal years:

--------------------------------------------------------------------------------
                                                                  High   Low
                                                                  ----   ---
--------------------------------------------------------------------------------
Fiscal Year Ended May 31, 2005
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fourth Quarter                                                    .10    .03
--------------------------------------------------------------------------------
Third Quarter                                                     .06    .02
--------------------------------------------------------------------------------
Second Quarter                                                    .05    .01
--------------------------------------------------------------------------------
First Quarter                                                     .03    .01
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fiscal Year Ended May 31, 2004
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Fourth Quarter                                                    .05    .02
--------------------------------------------------------------------------------
Third Quarter                                                     .06    .02
--------------------------------------------------------------------------------
Second Quarter                                                    .06    .02
--------------------------------------------------------------------------------
First Quarter                                                     .03    .01
--------------------------------------------------------------------------------


The number of holders of record of the Company's Common Stock, $0.25 par value, as of August 25, 2005, was 982.

The Company has not paid any dividends during the last five fiscal years and has no present plans to pay dividends in the foreseeable future.


ITEM 6 - SELECTED FINANCIAL DATA

The following sets forth certain selected financial data for each of the years in the five-year period ended May 31, 2005. The statement of operations data for the fiscal years ended May 31, 2005, 2004, 2003 and the balance sheet data at May 31, 2005 and 2004 are derived from the financial statements of the Company audited by BDO Seidman, LLP, the Company's independent registered public accounting firm, included elsewhere, herein. The statement of operations data for the fiscal years ended May 31, 2002 and 2001 and the balance sheet data at May 31, 2003, 2002 and 2001 are derived from financial statements of the Company also audited by BDO Seidman, LLP, but not included herein. The financial data should be read in conjunction with, the financial statements and related notes and other financial information, the going concern opinion provided by the Company's auditors, and Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere herein.

                                                                            Years ended May 31,
                                                2005              2004              2003             2002              2001
                                                                      (in thousands, except per share data)

Statement of Operation Data:
  Net Sales                                 $     8,511       $     6,358       $     6,377       $     8,870       $     8,258
    Cost of Sales                                 7,140             5,521             5,107             7,692             6,736
                                            ------------------------------------------------------------------------------------
  Gross Profit                                    1,371               837             1,270             1,178             1,522
                                            ------------------------------------------------------------------------------------

    Selling, General & Administrative             1,419             1,150             1,202             1,558             1,565
    Product Research, Development                    --                 1                 4                --                42
    Manufacturing Start-Up Costs                     --                --                --               265                --
                                            ------------------------------------------------------------------------------------
    Total Operating Expenses                      1,419             1,151             1,206             1,823             1,607
                                            ------------------------------------------------------------------------------------
Operating Income / (Loss)                           (48)             (314)               64              (645)              (85)
                                            ------------------------------------------------------------------------------------

Other Income (Expense)
    Interest Expense                               (148)             (213)             (195)             (227)             (219)
    Gain on Settlement of Debt                    1,505                --                --                --                --
    Miscellaneous income                             --                --                --                37               175
                                            ------------------------------------------------------------------------------------
Total Other Income (Expense)                      1,357              (213)             (195)             (190)              (44)
                                            ------------------------------------------------------------------------------------
Net Income / (Loss)                         $     1,309       $      (527)      $      (131)       $     (835)      $      (129)
                                            ====================================================================================

Earnings per common share:
  Basic Net Income (Loss)per share          $      0.18       ($     0.07)      ($     0.02)      ($     0.12)      ($     0.02)
  Dilluted Net Income (Loss)per share       $      0.18       ($     0.07)      ($     0.02)      ($     0.12)      ($     0.02)
Weighted Average Number of Common
  Shares
Outstanding
  Basic                                       7,118,925         7,118,925         6,898,651         6,718,925         6,718,925
  Diluted                                     7,203,925         7,118,925         6,898,651         6,718,925         6,718,925

  Cash Dividend Per Common Share            $        -         $       -        $        -         $       -        $        -

Balance Sheet and Other Data:
    Working capital                         $    (7,012)      $    (8,110)      $       556       $       606       $     1,351
    Cash                                    $       302       $       670       $       114       $       185       $       388
    Total Assets                            $     2,424       $     2,405       $     2,156       $     2,918       $     4,009

    Net property, plant & equipment         $       296       $       162       $       703       $       800       $       802

    Capital Expenditures                    $       219       $        18       $        50       $        46       $        34

    Long-term Liabilities                   $       668       $       696       $     9,334       $     9,597       $     9,551

    Total Stockholders Deficit              $    (7,284)      $    (8,592)      $    (8,065)      $    (8,132)      $    (7,296)

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table sets forth items from the Company's statements of operations for fiscal years 2005, 2004 and 2003 (each ended May 31), as a percentage of revenue.

                                Percent of Revenue
                                ------------------


                                           2005        2004        2003
                                           ----        ----        ----

      Net Sales                           100.0%      100.0%      100.0%
                                          ------      ------      ------
       Gross Profit                        16.1%       13.2%       19.9%
       Operating Expenses                 (16.6%)     (18.1%)     (18.9%)
                                          -------     -------     -------

      Operating Income (loss)              (0.5%)      (4.9%)       1.0%
      Other Income and Expense             15.9%       (3.4%)      (3.1%)
       Net Income (Loss)                   15.4%       (8.3%)      (2.1%)
                                          ======      =======      ======


Fiscal Year 2005 Compared to Fiscal Year 2004

Revenue

Net sales for fiscal 2005 were approximately $8.5 million as compared with $6.4 million for fiscal 2004, representing an increase of 32.8%. The increase in sales was due primarily to an increase in orders under a large blanket contract with a prime contractor to the U.S. Department of Defense, in addition to an overall increase of orders from customers involved in projects related to the U.S. Department of Defense. The primary market driver behind these increases is the current geopolitical environment, requiring an increased number of the products produced by the Company, in order to meet the ongoing demands for new and replacement parts by the U.S. Department of Defense. The Company's contracts with the U.S. Government are subject to the availability of funds through annual appropriations, may be terminated by the U.S. government at any time and generally do not require the purchase of a fixed quantity of products. Reductions in U.S. Government defense spending could adversely affect the Company's operating results. While the Company is not aware of present or anticipated reductions in U.S. Government spending on specific programs or contracts pursuant to which the Company has sold material quantities of its products, there can be no assurance that such reductions will not occur or that decreases in U.S. Government defense spending in general will not have an adverse effect on sales of the Company's products in the future.


Gross Profit

Gross profit for fiscal 2005 was approximately $1.4 million compared with approximately $0.8 million for fiscal 2004. Gross profit as a percentage of sales increased from 13.2% in fiscal 2004 to 16.1% in fiscal 2005. The primary reasons for the increase in the gross profit percentage were the mix of jobs (Fabricating intensive vs. Machining intensive) for the current fiscal year as compared to the prior fiscal year, along with improved scheduling and planning procedures implemented during the fiscal year. The Company operates as a job shop, making a mix of build-to-print cabinets and parts, standard cabinets, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between periods. The Company continues to address production planning through plant supervision and regular updating of scheduling and planning procedures. The Company is trying to stabilize the level of shipments at a profitable level through these changes.


Operating Expense

Operating expenses for fiscal 2005 were approximately $1.4 million compared with $1.2 million for fiscal 2004. The increase was principally due to the increased volume of net sales.

Interest Expense

Interest expense decreased to $148,000 in fiscal 2005 compared to $213,500 in fiscal 2004. This was primarily due to the absence of mortgage interest and a decrease in factoring activity.

Net Income / Loss

The overall net income was $1,308,700 for fiscal 2005 as compared to a net loss of $527,300 in fiscal 2004. Improved results were primarily due to the increases in sales and gross profits and the recognition of a $1,504,800 gain on settlement of debt.

Income Taxes

The Company had no income tax provision in fiscal 2004 or fiscal 2005 due to the net operating loss and net operating loss carry forward respectively. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it may be subject to alternative minimum taxes, which have a lower effective tax rate than the federal statutory rate of 34%. Under IRC Section 108(a)(1) Gross income does not include any amount which (but for this subsection) would be includable in gross income by reason for the discharge (in whole or in part) of indebtedness of the taxpayer if the discharge occurs when the taxpayer is insolvent. The Company qualifies under this rule due to the retirement of the debentures during the fiscal year. This allowed the Company to exclude from taxable income the $1,505,000 gain from the retirement of debt resulting in a net loss for the purpose of calculating tax.

Fiscal Year 2004 Compared to Fiscal Year 2003

Revenue

Net sales for fiscal 2004 were $6.36 million and substantially unchanged from $6.38 million for fiscal 2003.

The principal customer for the Company's products is the U.S. Government, principally the U.S. Navy, which, directly or through its prime contractors, accounted for 99% of the Company's revenues in fiscal year 2004. The Company's sales to the U.S. Government and its prime contractors represented approximately 93% and 94% of total net sales during the Company's fiscal years ended May 31, 2003 and May 31, 2002, respectively, and are expected to continue to account for a substantial portion of the Company's revenues for the foreseeable future.

Gross Profit

Gross profit for fiscal 2004 was approximately $0.8 million compared with approximately $1.3 million for fiscal 2003. Gross profit as a percentage of sales decreased from 19.9% in fiscal 2003 to 13.2% in fiscal 2004. The primary reason for the decrease in gross profit margins was changes in the mix of jobs produced in the fiscal year ended May 31, 2004 as compared to the job mix in the fiscal year ended May 31, 2003.

Operating Expenses

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

Net Loss

The overall net loss was $527,300 for fiscal 2004 as compared to a net loss of $131,400 in fiscal 2003. The increase in the loss was primarily due to the decrease in gross profits discussed above.

Income Taxes

The Company had no income tax provision in fiscal 2004 or fiscal 2003 due to the net losses. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax asset due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it will be subject to alternative minimum taxes, which have a lower effective tax rate than the statutory rate of 34%.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During fiscal year 2005 the Company had net income of $1,308,700, and for fiscal 2004, the Company incurred a net loss of approximately $527,300. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2006.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts, which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company's liquidity problems and seek to operate profitably for fiscal 2006.

The Company has received significant new orders during the last several months of fiscal 2005, and the shippable backlog at May 31, 2005 is $3.5 million as compared to $2.5 million at May 31, 2004. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2006. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve-month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of May 31, 2005, the Company had cash and marketable securities totaling $370,200. The Company has taken and is continuing to take steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

Management believes that the Company can meet its operating cash requirements, excluding the repayment of the debentures referred to below, through the current fiscal year with cash on hand and borrowings from the factoring of accounts receivable if the Company can maintain or increase the current level of backlog, and ship the scheduled backlog on time and within budget. However, there is no assurance the Company will be successful in pursuing its plans or in obtaining additional financing to meet those cash requirements. The Company must maintain or increase its current level of sales, consistently make timely shipments, and produce its products at adequate profit margins, or the Company will continue to face liquidity problems and may be left without sufficient cash flow to meet its ongoing requirements.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company sustained significant losses in years prior to 2005, has significant short-term cash commitments, the funding of which are limited to cash flow from operations and the factoring of certain accounts receivable, if available. These losses and commitments raise significant doubt about the

Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

The Company had $669,500 in trade accounts payable to creditors at May 31, 2005, which amount included $149,400 of outstanding advances due to Key Capital Factoring.

At May 31, 2005, convertible debentures, initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd. (the "Manager"), were outstanding in an aggregate principal amount of approximately $7,315,000. The outstanding debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, bearing interest at 1% per annum, payable annually. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended. In a filing with the Securities and Exchange Commission dated November 29, 2004, the Manager indicated that it terminated its business activities on December 31, 2002 and, as part of that process, distributed to its clients GKI debentures in the aggregate principal amount of $7,300,000, which the Manager held on behalf of such clients.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000. On July 18, 2005, an additional $290,000 principal amount of the Company's outstanding convertible debentures was purchased by Manassas Partners LLC, from third parties, at a significant discount.

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

The Company's cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7,315,000 principal amount of outstanding debentures which matured on August 14, 2004. At present, the Company is in discussions with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurance, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

Analysis of Cash Flows

Operating activities used $140,300 in cash in fiscal 2005. This reflects a net income of $1,308,700, cash generated from working capital items of $79,200 and offset by $1,504,800 in net non-cash income and expenses. The cash generated from changes in working capital items includes a decrease in accounts receivable of $235,800, an increase in accounts payable of $ 97,100, an increase in accrued expenses and other payables of $216,200. Cash used in working capital items include an increase in inventories of $398,300 and an increase in other assets of $50,100.

Investing activities used $219,400 in fiscal 2005. These activities consisted of acquiring property and equipment totaling $219,400 of which $160,900 was equipment acquired under a capital lease.

Financing activities used $8,800 in fiscal 2005. These activities consisted principally of the factoring of accounts receivable, which used $64,800, and borrowings under capital leases, which provided $101,600.

Contractual Obligations and Commercial Commitments

The Company's commitments through May 31, 2009 and thereafter are comprised of the following at May 31, 2005 (in thousands):

-------------------------------------------------------------------------------
                                           Through May 31,
-------------------------------------------------------------------------------
                              2006        2007       2008      2009+     Total
-------------------------------------------------------------------------------
Convertible debentures      $7,315         $0         $0         $0     $7,315
-------------------------------------------------------------------------------
Interest on debentures         234          0          0          0        234
-------------------------------------------------------------------------------
Other notes payable             40          0          0          0         40
-------------------------------------------------------------------------------
Capital leases                  60         45         34         24        163
-------------------------------------------------------------------------------
Operating leases               210        206        181        181        778
-------------------------------------------------------------------------------
                  Total     $7,859       $251       $215       $205     $8,530
-------------------------------------------------------------------------------

Amounts shown as convertible debentures as of 2006 include principal and accrued interest due, as of May 31, 2005.


The Company has closed its Manassas, Virginia offices and consolidated into its Johnstown facility in order to decrease operating expenses and provide greater fiscal oversight of operations. The decision to close this office was made in June of 2005, and executed in August of 2005. The lease term on the Manassas office extends through the year 2007, and efforts are being made by the Company to sublease the space. The landlord is also taking steps to lease the available space. This office closure is not expected to adversely affect the Company, but conversely allow management better oversight, and decrease overhead costs significantly. Obligations under this lease are included in the table above.

Inflation

The Company believes the effects of inflation currently do not have a material impact on its operations, financial position, or cash flows.

Critical Accounting Policies

The Company's significant accounting policies are more fully described in the notes to the financial statements. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

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

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management's estimate could change in the near future, management is not aware of any events that would result in a change to its estimate, which would be material to the Company's financial position or its results of operations. At May 31, 2005, the Company had an allowance for doubtful accounts of $20,000.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share Based Payment (revised 2004)," which is a revision of Statement 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS 123, the Company currently accounts for share based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method may have a significant impact on the Company's results of operations, as the Company will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions," which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. This eliminates the "similar productive assets exception," which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting changes in Interim Financial Statements," and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial statements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk - The Company is exposed to market risk from changes in the defense budget, and other government spending changes, which are completely beyond the control of the Company.

Interest Rate Risks - The Company is exposed to risk from changes in interest rates as a result of its borrowing activities.

ITEM 8 -    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
General Kinetics Incorporated
Johnstown, Pennsylvania

We have audited the accompanying balance sheets of General Kinetics Incorporated as of May 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Kinetics Incorporated at May 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained significant losses in years prior to 2005, has significant short-term cash commitments and funding is limited to cash flow from operations and loans collateralized by certain accounts receivable. Also, the Company has $7.3 million of convertible debentures that matured in August 2004 that remain outstanding and that the Company does not have resources to satisfy. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland
July 29, 2005


                          General Kinetics Incorporated
                                 Balance Sheets
                            At May 31, 2005 and 2004

                                                                                 May 31,              May 31,
                                                                                  2005                 2004
                                                                              -------------        ------------
                                Assets
                                ------
Current Assets:
              Cash and cash equivalents                                       $    301,500         $    670,000
              Marketable securities - trading                                       68,700               48,100
              Accounts receivable, net of allowance of $20,000                     531,900              764,800
              Inventories, net                                                   1,072,800              677,600
              Prepaid expenses and other                                            53,100               31,600
                                                                              ------------         ------------
              Total Current Assets                                               2,028,000            2,192,100
                                                                              ------------         ------------

Property, Plant and Equipment                                                    2,285,400            2,066,000
Less:  Accumulated Depreciation and Amortization                                (1,989,700)          (1,903,700)
                                                                              ------------         ------------
                                                                                   295,700              162,300

Other Assets                                                                       100,600               50,500
                                                                              ------------         ------------

              Total Assets                                                    $  2,424,300         $  2,404,900
                                                                              ============         ============

                        Liablilities and Stockholders' Deficit
                        --------------------------------------
Current Liabilities:
              Advances from Factor                                            $    149,400         $    214,200
              Current maturities of long-term debt                               7,315,000            8,819,900
              Current maturities of capital lease                                   60,000               22,200
              Accounts payable, trade                                              669,500              572,400
              Accrued expenses and other payables                                  741,600              568,700
              Deferred gain on sale of building                                    104,100              104,100
                                                                              ------------         ------------
              Total Current Liabilities                                          9,039,600           10,301,500
                                                                              ------------         ------------

Long-Term Liabilities:
              Capital lease - less current maturities                              102,500               38,700
              Other long-term liabilities                                          253,600              240,700
              Deferred gain on sale of building                                    312,200              416,300
                                                                              ------------         ------------
              Total Long-Term Liabilities                                          668,300              695,700
                                                                              ------------         ------------
              Total Liabilities                                                  9,707,900           10,997,200
                                                                              ------------         ------------

Stockholders' Deficit:
              Common Stock, $0.25 par value, 50,000,000 shares
              authorized, 7,645,557 shares issued, 7,118,925 shares
                outstanding                                                      1,911,500            1,911,500
              Additional Contributed Capital                                     7,337,300            7,337,300
              Accumulated Deficit                                              (16,082,200)         (17,390,900)
                                                                              ------------         ------------
                                                                                (6,833,400)          (8,142,100)
              Less:
                        Treasury Stock, at cost (526,632 shares)                  (450,200)            (450,200)
                                                                              ------------         ------------
              Total Stockholders' Deficit                                       (7,283,600)          (8,592,300)
                                                                              ------------         ------------

              Total Liabilities and Stockholders' Deficit                     $  2,424,300         $  2,404,900
                                                                              ============         ============

The accompanying notes are an integral part of the financial statements.


                          General Kinetics Incorporated
                            Statements of Operations
                 For the Years Ended May 31, 2005, 2004 and 2003

                                                          2005               2004               2003
                                                      -----------         -----------        ----------

Net sales                                             $ 8,511,400         $ 6,357,900        $ 6,377,100
Cost of sales                                          (7,140,500)         (5,520,800)        (5,106,900)
                                                      -----------         -----------        -----------
Gross Profit                                            1,370,900             837,100          1,270,200
                                                      -----------         -----------        -----------
Selling, general & administrative                       1,419,000           1,150,200          1,202,900
Product research, development & improvement                  --                   700              3,500
                                                      -----------         -----------        -----------
Total operating expenses                                1,419,000           1,150,900          1,206,400
                                                      -----------         -----------        -----------
Operating Income/ (Loss)                                  (48,100)           (313,800)            63,800
Other income (expense):
   Interest expense                                      (148,000)           (213,500)          (195,200)
   Gain on settlement of debt                           1,504,800
                                                      -----------         -----------        -----------
Total Other Income (Expense)                            1,356,800            (213,500)          (195,200)
                                                      -----------         -----------        -----------
Net Income (Loss)                                     $ 1,308,700         $  (527,300)       $  (131,400)
                                                      ===========         ===========        ===========
Earnings per common share:
    Basic net income (loss )per share                       $0.18              ($0.07)            ($0.02)
    Diluted net income (loss )per share                     $0.18              ($0.07)            ($0.02)
 Weighted average number of common shares
 Outstanding:
    Basic                                               7,118,925           7,118,925          6,898,651
    Diluted                                             7,203,925           7,118,925          6,898,651


The accompanying notes are an integral part of the financial statements.


                          General Kinetics Incorporated
                            Statements of Cash Flows
                 For the Years Ended May 31, 2005, 2004 and 2003

                                                                           2005               2004               2003
                                                                       -----------        ------------       ------------

Cash Flows From Operating Activities:
Net Income (Loss)                                                      $ 1,308,700        $  (527,300)       $  (131,400)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
   Gain on sale of building                                               (104,100)           (23,400)
   Unrealized (gain) loss on marketable equity securities                  (20,600)           (11,700)             1,000
    Depreciation and amortization                                           86,000            101,700            147,600
    Amortization of bond discount                                           15,100             60,500             61,500
    Gain from the retirement of debt                                    (1,504,800)              --                 --
    Provision for doubtful accounts                                         (2,900)              --              (48,000)
    Provision for inventory obsolescence                                    (3,100)              --              155,800
  (Increase) Decrease in Assets:
    Accounts receivable                                                    235,800           (243,200)           398,500
    Inventories                                                           (398,300)            51,300             21,600
    Prepaid expenses                                                       (21,500)             9,600             15,600
    Other assets                                                           (50,100)           (39,400)            48,300
  Increase (Decrease) in Liabilities:
    Accounts payable - trade                                                97,100            206,100           (399,600)
    Accrued expenses and other payables                                    203,300            165,300           (174,100)
    Other long term liabilities                                             12,900             (9,200)            (8,500)
                                                                       -----------        -----------        -----------

        Net cash (used in) provided by Operating Activites                (140,300)          (259,700)            88,300
                                                                       -----------        -----------        -----------
Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                            (219,400)           (17,500)           (49,900)
  Proceeds from sale of building                                              --            1,000,000               --
                                                                       -----------        -----------        -----------
        Net cash  provided by (used in) Investing Activities              (219,400)           982,500            (49,900)
                                                                       -----------        -----------        -----------
Cash Flows from Financing Activities:
  Advances from factor/borrowings on demand notes payable                3,181,900          1,991,500            553,000
  Repayments of advances from factor/demand notes payable               (3,246,700)        (1,777,300)          (553,000)
  Principal payments under capital lease                                   (59,300)           (20,500)           (19,100)
  Borrowings under capital lease                                           160,900               --                 --
  Repayments on long term debt                                             (45,600)          (360,500)           (90,400)
                                                                       -----------        -----------        -----------
        Net cash used in Financing Activities                               (8,800)          (166,800)          (109,500)
                                                                       -----------        -----------        -----------
Net increase (decrease) in cash and cash equivalents                      (368,500)           556,000            (71,100)
Cash and Cash Equivalents:  Beginning of Period                            670,000            114,000            185,100
                                                                       -----------        -----------        -----------
Cash and Cash Equivalents:  End of Period                                  301,500            670,000            114,000
                                                                       ===========        ===========        ===========
Supplemental Disclosures of Cash Flow Information:
  Cash paid during the year for:
    Interest                                                           $    52,000        $    10,000        $   195,200
    Income taxes                                                       $     1,230        $     1,700        $       800
  Non-cash investing and financing activities:
    Assets acquired under capital lease                                $   160,900        $      --          $      --
Conversion of long-term debt (net of unamoritized discount)            $      --          $      --          $   197,900


The accompanying notes are an integral part of the financial statements.


                          General Kinetics Incorporated
                       Statements of Stockholders Deficit
                 For the Years Ended May 31, 2005, 2004 and 2003


                                                                        Additional
                                         Common Stock                  Contributed       Accumulated
                                   Shares            Amount              Capital           Deficit
                                   ------            ------            -----------       -----------

Balance 5/31/02                   7,245,557          1,811,500           7,239,400       (16,732,200)

Converted Debentures                400,000            100,000              97,900

Net Loss                                                                                    (131,400)
                               ------------       ------------        ------------      ------------
Balance 5/31/03                   7,645,557       $  1,911,500        $  7,337,300      $(16,863,600)
                               ============       ============        ============      ============

Net Loss                                                                                    (527,300)
                               ------------       ------------        ------------      ------------
Balance 5/31/04                   7,645,557       $  1,911,500        $  7,337,300      $(17,390,900)
                               ============       ============        ============      ============

Net Income (Loss)                                                                          1,308,700
                               ------------       ------------        ------------      ------------
Balance 5/31/05                   7,645,557       $  1,911,500        $  7,337,300      $(16,082,200)
                               ============       ============        ============      ============


The accompanying notes are an integral part of the financial statements.

GENERAL KINETICS INCORPORATED

NOTES TO FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES:

The Company's significant accounting policies are described below.

NATURE OF BUSINESS:

General

The Company designs and manufactures high-quality precision enclosures for sophisticated electronic systems. The Company is a manufacturing and engineering services company which produces build-to-print as well as custom engineered products. The Company has manufactured electronics-ready enclosures and mounting systems for over 40 years. Products include both standard and made-to-order racks, cabinets and kits. These products are precision-manufactured to enclose and protect sensitive electronic communication and detection equipment from shock and vibration. The principal customer for these products is the U.S. Department of Defense which, directly or indirectly through its prime contractors, accounted for 99%, 99%, and 93% of the Company's revenues in the fiscal years 2005, 2004 and 2003, respectively. The Company sells these products as a prime contractor and as a subcontractor to major prime contractors such as Lockheed Martin, Raytheon, SAIC, Northrop Grumman, and DRS Laurel Technologies.

Research and Development

The Company expects research and development activities to total less than $50,000 during fiscal 2006. No material research and development expenses were incurred in fiscal 2005, 2004 or 2003.

The U.S. Government Procurement Process

The majority of the Company's fiscal 2005 revenue was generated from sales directly to departments and agencies of the U.S. Government, and to prime contractors reselling to the U.S. Government market, principally to the U.S. Department of Defense. Revenue from these sales represented approximately 99% of the Company's total revenue in fiscal 2005. The Company sells to the U.S. Government through a wide variety of contract procurement mechanisms that include formal solicitations and requests for quotes. The Company's sales to U.S. Government prime contractors are typically made through contracts secured by formal competitive bidding.

The Company's U.S. Government contracts and, in general, its subcontracts with the U.S. Government's prime contractors, provide that such contracts may be terminated by the U.S. Government or prime contractor for convenience at any time. The Company estimates that substantially all of the Company's fiscal 2006 revenue will be derived from contracts that are subject to termination for convenience. In the event of such a termination, the Company is normally entitled to receive the purchase price for delivered items, reimbursement for allowable costs for work in process, and an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. There were no terminations for convenience in fiscal 2005, 2004, or 2003. Upon termination of a U.S. Government contract for contractor default, the U.S. Government may seek to recover from the defaulting contractor the increased costs of procuring the specified goods and services from a different contractor. The U.S. Government to date has not terminated for default of any contract awarded to the Company.

In connection with its efforts to compete for U.S. Government business, the Company has enjoyed certain statutory advantages because of its size, location and the American-made character of its products. Such advantages may not be available to the Company in the future. Although the Company believes that it will continue to qualify under these statutory provisions for the foreseeable future, the Company does not believe that the loss of such status would be likely to have a material adverse effect upon the Company.

The Company's sales to the U.S. Government are subject to numerous other factors beyond the Company's control that generally apply to other U.S. Government contractors, including fluctuations and delays resulting from the appropriations process, the outcome of competition for contracts, and reductions in levels of military and other agencies' spending.


Employees and Labor Agreements

As of May 31, 2005, the Company had 86 employees, all located in the United States. At that date, on a Company-wide basis, there were 26 employees in an executive, finance, engineering, sales, marketing and administration capacity, and 60 employees in manufacturing, assembly and operations. Sixty of the Company's employees are represented by the International Brotherhood of Electrical Workers Union (the "Union") in Johnstown, Pennsylvania. The Company and the Union are working under a three-year collective bargaining agreement that will expire on May 31, 2007. The Company considers its employee relations to be good.

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

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. They consist primarily of amounts due from the sale of products. Senior management reviews accounts receivable on a monthly basis to determine if any receivables will be potentially uncollectible. Any accounts receivable balances that are determined to be uncollectible, along with a general reserve, are included in the overall allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Management believes the allowance for doubtful accounts as of May 31, 2005 and 2004 is adequate. However, write-offs might exceed the recorded allowance.

Inventories

Inventories are valued at the lower of cost (first-in, first-out method) or market (net realizable value).

Property, Plant, and Equipment

Property, plant and equipment are recorded at cost. The Company provides for depreciation and amortization on a straight-line basis for machinery, equipment, furniture, fixtures, and for all other assets over the following estimated useful lives:

Machinery and equipment                                     3 to 7 years
Furniture and fixtures                                      5 to 7 years
Transportation equipment and other                          3 years

Leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the remaining term of the lease. Expenditures for maintenance and repairs are charged against income as incurred; betterments, which increase the value or materially extend the life of the asset, are capitalized. When assets are sold or retired, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income.

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

Income Taxes

The Company accounts for income taxes under the asset and liability method, which requires that deferred tax assets and liabilities be, recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The recognition of net deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits that, based on available evidence, are not expected to be realized. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date.

Basic and Diluted Earnings Per Share

Earnings per share are based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share include no dilution and are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Common stock equivalents consist of convertible debentures (see Note 8) and stock options (see Note 12). For 2005, 85,000 options were included in the diluted net income per share calculation; their impact was insignificant. Basic and diluted earnings per share were the same in fiscal 2004 and 2003 because the impact of dilutive securities would have been anti-dilutive or insignificant.

Stock Options

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock Based Compensation" and SFAS No. 148, "Accounting for

Stock-Based Compensation - Transition and Disclosure", but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock plans.

If the Company had elected to recognize compensation expense based on the fair value at the grant dates consistent with the method prescribed by SFAS 123, net gain (loss) and gain (loss) per share would have been changed to the pro forma amounts indicated below:

 ---------------------------------------------------------------------------------------------
                                                       2005              2004          2003
 ---------------------------------------------------------------------------------------------
 Net Income (Loss):
 ---------------------------------------------------------------------------------------------
       As reported                                  $1,308,700        $(527,300)    $(131,400)
 --------------------------------------------------------------------------------------------
 Stock based compensation
 --------------------------------------------------------------------------------------------
       Expense determined  under fair value  based       -0-               (600)       (1,000)
       method
 --------------------------------------------------------------------------------------------

 --------------------------------------------------------------------------------------------
 Pro Forma Net Income (Loss)                        $1,308,700        $(527,900)    $(132,400)

 --------------------------------------------------------------------------------------------

 Basic and Diluted Income (Loss) per share:
 --------------------------------------------------------------------------------------------
       As reported                                  $      .18        $    (.07)    $    (.02)
 --------------------------------------------------------------------------------------------

 --------------------------------------------------------------------------------------------
       Pro forma                                    $      .18        $    (.07)    $    (.02)
---------------------------------------------------------------------------------------------

Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain estimates used by management are particularly susceptible to significant changes in the economic environment. These include estimates of inventory obsolescence, valuation allowances for trade receivables and deferred tax assets. Each of these estimates, as well as the related amounts reported in the financial statements, are sensitive to near term changes in the factors used to determine them. A significant change in any one of those factors could result in the determination of amounts different from those reported in the financial statements. Management believes that, as of May 31, 2005, the estimates used in the financial statements are adequate based on the information currently available.
Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share Based Payment, (revised 2004)," which is a revision of Statement 123. Generally, the approach in SFAS 123(R) is similar to the approach described in SFAS 123. However, SFAS 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their grant date fair values. Pro forma disclosure is no longer an alternative. As permitted by SFAS 123, the

Company currently accounts for share based payments to employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS 123(R)'s fair value method may have a significant impact on the Company's results of operations, as the Company will be required to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards. The impact of adoption of SFAS 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. In April 2005, the Securities and Exchange Commission delayed the effective date of SFAS 123(R), which is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. The Company is currently evaluating the impact on its financial statements upon the adoption of SFAS 123(R).

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs," which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) by requiring these items to be recognized as current period charges. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," which amends APB Opinion No. 29, "Accounting for Nonmonetary Transactions" , which requires a nonmonetary exchange of assets be accounted for at fair value, recognizing any gain or loss, if the exchange meets a commercial substance criterion and fair value is determinable. The commercial substance criterion is assessed by comparing the entity's expected cash flows immediately before and after the exchange. This eliminates the "similar productive assets exception," which accounts for the exchange of assets at book value with no recognition of gain or loss. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption of FIN 47 will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting changes in Interim Financial Statements," and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial statements.

2. FUTURE PROSPECTS AND RECENT OPERATIONS:

General Kinetics Incorporated (the "Company" or "GKI") relies upon internally generated funds and accounts receivable factoring to finance its operations. During fiscal years 2005 and 2004, the Company incurred a net gain of approximately $1,308,700 and a net loss of approximately $(527,300), respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during fiscal 2006.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts which the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company's liquidity problems and seek to operate profitably for fiscal 2006.

The Company has received significant new orders during the last several months of fiscal 2005, and the shippable backlog at May 31, 2005 is $3.5 million as compared to $2.5 million at May 31, 2004. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2006. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve-month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of May 31, 2005, the Company had cash and marketable securities totaling $370,200. The Company has taken and is continuing to take steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in the last three fiscal years, the Company has significant short-term cash commitments, the funding of which are limited to cash flow from operations and the factoring of certain accounts receivable, if available. These losses and commitments, and the maturity of the Company's convertible debentures, which were due in August 2004 as described below, raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustment that might result from the outcome of these uncertainties.

During the quarter ended August 31, 2003, the Company entered into a new factoring agreement with Key Capital Factoring ("Key") that also provides for advances of up to 85% of specified accounts receivable. The Company expects to draw on the Key facility during fiscal 2006 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. At May 31, 2005, there was $149,400 of outstanding advances due to Key.

The Company had $669,500 in trade accounts payable to creditors at May 31, 2005, which amount included the $149,400 of outstanding advances due to Key.

At May 31, 2005, convertible debentures, initially issued to clients of Gutzwiller & Partner, AG, now known as Rabo Investment Management Ltd., (the "Manager"), were outstanding in an aggregate principal amount of approximately $7,315,000. The outstanding debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, bearing interest at 1% per annum, payable annually. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended. In a filing with the Securities and Exchange Commission dated November 29, 2004, the Manager indicated that it terminated its business activities on December 31, 2002 and, as part of that process, distributed to its clients GKI debentures in the aggregate principal amount of $7,300,000, which the Manager held on behalf of such clients.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000. On July 18, 2005, an additional $290,000 of the Company's principal outstanding convertible debentures was purchased by Manassas Partners LLC, from third parties, at a significant discount.

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

The Company's cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7,315,000 principal amount of outstanding debentures which matured on August 14, 2004. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and consider its potential alternatives. There can be no assurance, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

3.  RELATED PARTY TRANSACTIONS

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000. On July 18, 2005, an additional $290,000 of the Company's principal outstanding convertible debentures was purchased by Manassas Partners LLC, from third parties, at a significant discount.

4. CREDIT RISK

For the years ended May 31, 2005, 2004, and 2003, the Company's net sales to the U.S. government and/or subcontractors accounted for 99%, 99%, and 93%, respectively, of net sales. Accounts receivable from those customers amounted to $0.53 million and $0.76 million as of May 31, 2005 and 2004, respectively. A substantial portion of the Company's sales are to the U.S. government and/or subcontractors, and consequently a material decline in Department of Defense spending could have a material adverse effect on the operations of the Company. Competition in the Company's electronic enclosure business is intense as it primarily operates in a mature industry. The Company's uncollectible receivables have historically not been material.

The Company has a cash balance with a bank in excess of the federally insured limit. The Company minimizes the risk by placing these funds with high-quality financial institutions.

5. INVENTORIES

Inventories consist of the following:

--------------------------------------------------------------------------------
                                                     May 31,
--------------------------------------------------------------------------------
                                        2005                      2004
--------------------------------------------------------------------------------
Work in process                            $952,100                  $536,600
--------------------------------------------------------------------------------
Finished goods                               23,100                    21,400
--------------------------------------------------------------------------------
Raw materials                               399,300                   418,200
--------------------------------------------------------------------------------
Valuation reserve                          (301,700)                 (298,600)
--------------------------------------------------------------------------------
                      Total              $1,072,800                  $677,600
--------------------------------------------------------------------------------

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

6.  PROPERTY, PLANT AND EQUIPMENT:

Major classes of property, plant and equipment consist of the following at May
31:

                                                             2005          2004
                                                             ----          ----

Machinery and equipment                                 $1,342,900    $1,312,300
Equipment under capital lease                              288,000       108,100
Buildings and improvements                                     -0-         7,100
Furniture and fixtures                                     613,900       579,000
Transportation equipment and other                          40,600        59,500
                                                         ---------     ---------
                                              Total      2,285,400     2,066,000

Less-Accumulated depreciation & amortization             1,989,700     1,903,700
                                                         ---------     ---------
Net property, plant & equipment                           $295,700      $162,300
                                                         ---------     ---------

Depreciation and amortization expense for the years ended May 31, 2005, 2004, and 2003 was $86,000, $101,700, and $147,600 respectively. Included in depreciation and amortization expense was $18,200 and $18,200 of amortization expense in the years ended May 31, 2005 and May 31, 2004, respectively, related to the assets under capital lease.

7. ACCRUED EXPENSES AND OTHER PAYABLES:

Accrued expenses and other payables consist of the following at May 31:

                                                        2005              2004
                                                        ----              ----

Employee vacations                                    $254,200         $248,200
Salaries and wages                                     140,100           87,500
Other                                                  347,300          233,000
                                                      --------         --------
                                      Total           $741,600         $568,700
                                                      --------         --------

8. DEMAND NOTES PAYABLE AND LONG-TERM DEBT:

Demand notes payable and long-term debt consists of the following on May 31:

                                                          2005           2004
                                                          ----           ----

1994 Convertible Subordinated Debentures               $7,315,000    $8,835,000
Less:
Current maturities                                     (7,315,000)   (8,819,900)
Unamortized discount on debentures                         -0-          (15,100)

Long-term debt                                             -0-            -0-

In connection with the restructuring of the debt in 1994, the Company recorded a discount of approximately $646,000 representing the difference between the cash proceeds and the face amount of the debt. The amount of discount amortization was $15,100, $60,500, and $61,500 for the years ending May 31, 2005, 2004, and
2003, respectively.

The convertible debentures matured on August 14, 2004, were convertible into common stock at a conversion price of $0.50 cents per share, and bore interest at 1% per annum payable annually in arrears. The conversion feature of the financing was approved by the Company's shareholders at an Annual Meeting of Shareholders held in October 1994 through a motion to increase the number of authorized shares of the Company. The convertible debentures are subject to the terms of a Pledge and Security Agreement dated as of August 14, 1994 providing for a security interest in substantially all the assets of the Company, with certain exceptions (including, without limitation, exceptions for accounts receivable and other financing), to secure the obligations in respect of the convertible debentures. Shares issuable upon conversion of such convertible debentures are also subject to certain rights to registration under the Securities Act of 1933, as amended.

During fiscal 2003, a bondholder converted $200,000 face amount of convertible debentures into 400,000 shares of the Company's common stock.

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

In March 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000. On July 18, 2005, an additional $290,000 of the Company's principal outstanding convertible debentures was purchased by Manassas Partners LLC, from third parties, at a significant discount.

Other Real Estate Mortgage Loans

On May 19, 2004 the Company sold its single-story manufacturing facility in Johnstown, Pennsylvania to James F. Hargreaves and Carl Vulcan, Trustees of Fund A Under the Last Will and Testament of Paul J. Petrovich, Deceased (the "Buyer"), in a sale-leaseback transaction. The Buyer has no material relationship to the Company or any of its affiliates, any director or officer of the Company or any associate of any such director or officer.

The property consists of the building, fixtures and other improvements constructed thereon, including but not limited to approximately 56,000 square feet of manufacturing facilities and office space and approximately 10 acres of land. The total sale price of the property was $1,000,000. After payment of the mortgage on the property and other expenses incurred in connection with the sale, the net proceeds to the Company were approximately $692,000. The amount of consideration paid was determined in arms-length negotiations between the parties. The Company recognized a deferred gain of $543,800 on the sale of the property. The deferred gain is being recognized over the term of the leaseback, $23,400 was recognized during fiscal 2004 and $104,082 was recognized during fiscal 2005.

The Company's lease for the manufacturing facility commenced on June 1, 2004 and will end on May 31, 2009. The current annual base rent payable under the lease is approximately $180,000. The Company has the right, at its option, to extend the initial term of its lease for two additional five-year periods at a base rent to be negotiated, but not more than 10% over the base rent charged during the previous term. The Buyer, as property owner, is responsible for the maintenance and repair of the roof, plumbing, electrical, heating and air conditioning, exterior walls, doors, windows, corridors and other common areas of the manufacturing facility.

9. INCOME TAXES:

Due to the net losses in fiscal 2004 and 2003 and the available net operating loss carry forwards, there was no income tax expense for fiscal 2005, 2004, or 2003, nor were any additional income tax benefits available from the carry back of net operating losses. Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets due to uncertainties of its ultimate realization. If the Company achieves profitable operations, it may be subject to alternative minimum taxes, which has a lower effective tax rate than the statutory rate of 34%. As of May 31, 2005, there are no additional income tax benefits available from the carry back of net operating losses.

The primary difference between income (loss) for financial reporting purposes and income tax purposes is the recognition of allowances for uncollectible accounts receivable and obsolete inventory, accrued professional fees, deferred compensation, vacation accruals, and research and development expenses, which are currently non-deductible for income tax purposes.

Principal items comprising deferred income tax assets and liabilities, at May 31, 2005 and 2004 are as follows:

                                              2005        2004
                                              ----        ----

 Net operating loss carry forward        $ 3,735,000    $ 4,591,000
 Deferred gain                               115,000        173,000
 R & D and other credit carry forwards          -           380,000
 Purchased R & D costs                        29,000         42,000
 Inventory reserves                          104,000        114,000
 Allowance for doubtful accounts               8,000          9,000
 Excess financial statement depreciation     (60,000)       (72,000)
 Accrued vacations                            89,000         94,000
 Uniform Capitalization Adjustment            10,000          3,000
 Accrued professional fees                      -             2,000
 Deferred compensation                        83,000         91,000
 Non-deductible interest on bonds             82,000           -

                                         -----------    -----------
 Total deferred tax assets                 4,195,000      5,427,000

  Valuation allowance                     (4,195,000)    (5,427,000)

 Net deferred tax asset                  $      -       $     -
                                         ============   ===========

A valuation allowance is provided as management has determined that it is more likely than not that the deferred tax assets will not be realized.

As of May 31, 2005, the Company has net operating loss carry forwards for Federal and state income tax reporting purposes of approximately $10,643,049, which expire at various dates through 2025. The Company has research and development and other credit carry forwards for Federal income tax reporting purposes of approximately $380,000.

10. COMMITMENTS:

Leases:

The Company maintained its executive offices in a leased facility in Northern Virginia that was vacated on August 31, 2005. The executive offices were consolidated into the Johnstown facility.

At May 31, 2005, approximate future minimum rental commitments for all non-cancelable operating leases including the leaseback of the manufacturing facility referred to in note 8 are as follows:

             --------------------------------------------------------
                  Year Ending May 31,
             --------------------------------------------------------
                         2006                               $210,000
             --------------------------------------------------------
                         2007                                205,000
             --------------------------------------------------------
                         2008                                181,000
             --------------------------------------------------------
                         2009+                               180,000
             --------------------------------------------------------
                                     Total                  $776,000
             --------------------------------------------------------

Amounts charged to operations for rent expense amounted to $102,000 and $26,300 for the years ended May 31, 2005 and 2004, respectively. The 2004 amount was net of annual sublease income of approximately $57,900.

Future minimum payments under the capital equipment lease are as follows at May 31, 2005:

 -------------------------------------------------------------------------------
                        Year Ending May 31,
 -------------------------------------------------------------------------------
                               2006                                     $60,000
 -------------------------------------------------------------------------------
                               2007                                      49,000
 -------------------------------------------------------------------------------
                               2008                                      34,000
 -------------------------------------------------------------------------------
                               2009+                                     40,000
 -------------------------------------------------------------------------------
 Total future minimum lease payments                                   $183,000
 -------------------------------------------------------------------------------
       Less amount representing interest at 7.5%                        (20,500)
 -------------------------------------------------------------------------------
       Present value of future minimum lease payments                   162,500
 -------------------------------------------------------------------------------
 Current portion                                                         60,000
 -------------------------------------------------------------------------------
 Non-current portion                                                    102,500
 -------------------------------------------------------------------------------

11. RETIREMENT PLANS:

The Company has the following retirement plans at May 31, 2005:

Defined Contribution Plans

In 2000, the Company adopted a 401(k) plan covering its union employees. The Company makes matching contributions of up to 5% of each individual union employee's pretax salary deferral. The 401(k) replaced a defined contribution plan in effect prior to August 2000. Total related pension expense was approximately $74,100 $61,400, and $59,600 in fiscal 2005, 2004 and 2003, respectively.

In addition, the Company has a 401(k) plan covering its non-union employees. Participants can make pretax salary deferrals up to certain limitations. Company contributions are discretionary. Total related expenses were approximately $12,200, $21,000, and $14,100 for fiscal years 2005, 2004 and 2003, respectively.


Employee Stock Ownership Plan and Trust Agreement

The Company has a noncontributory, qualified Employee Stock Ownership Plan (the "ESOP") covering its non-union, full-time employees, who are at least 21 years of age. On April 19, 1991, the Company funded the ESOP through a borrowing with its principal bank for $1,500,000. The ESOP used the proceeds of a $1,500,000 loan from the Company to purchase approximately 171,500 newly issued common shares of the Company. The shares are shown as outstanding in the consolidated balance sheet. These shares were earned and allocated to eligible employees over a five-year period. As of May 31, 1997, all of the shares were earned and allocated.

Deferred Compensation Retirement Plan

The Company has an unfunded deferred compensation plan under which it is committed to provide two retired officers and one surviving spouse of a retired officer with joint and survivor's lifetime annuity payments, beginning upon retirement at age 65. The lifetime annuity provides the retired officer with an annual stipend of 16 percent of base salary at the time of retirement. Upon the officer's death, a surviving spouse is entitled to receive one-half such stipend for such spouse's lifetime. The Company provides, on an annual basis, for anticipated payments under this plan, using a discount rate of 5 percent and the most recent life expectancy of each individual covered.

Compensation related to this plan totaled approximately $38,400, $38,400, and $38,400, in fiscal 2005, 2004 and 2003, respectively. As of May 31, 2005, 2004 and 2003, deferred compensation recorded in the consolidated balance sheets was $ $253,600, $240,700, and $249,900, respectively, and was all attributable to retirees currently receiving benefits.

12. STOCK OPTIONS:

The Company has two incentive stock option plans under which stock options may be granted. The Company has reserved an aggregate of 1,950,000 common shares for issuance under these plans. Both plans have a ten-year life, and options under both plans are granted at the fair market value on the date of grant. Options vest 50% upon grant and 50% after one year, unless otherwise stated. Canceled options become available for new grants upon cancellation.

The 1994 Stock Option Plan was approved by stockholders on October 28, 1994. Under the 1994 Stock Option Plan, 525,000 options were available for grant through October 28, 2004, with no more than 225,000 options granted in any one fiscal year.

The 1994 Non-employee and Directors Stock Option Plan was adopted by the Company on October 28, 1994. This plan provides for grants to non-employees (consultants and advisors) and to non-employee directors of options to purchase up to 850,000 shares of the Company's common stock. During 1995, the Company issued 325,000 incentive stock options to non-employees and directors under this plan. These incentive options become vested based on the increase of the Company stock price over the average stock price during the base period from March 8, 1994 through October 27, 1994. Vesting begins when the stock price reaches 300% of the base period price and the options become fully vested when the stock price reaches 600% of the base period price. This stock option arrangement is accounted for as a variable plan and accordingly the measurement date for compensation expense is delayed until the Company's stock price meets the initial target price. The Company recorded no compensation expenses from 2003 through 2005, and no options have yet vested. The option plan has expired and as of May 31 2005, no new option plan has been adopted. In addition, 525,800 options that had been granted under the plan have expired with out being exercised.

The summary of the option plans for the years ended May 31, is as follows:

--------------------------------------------------------------------------------
                                                            2005           2004
--------------------------------------------------------------------------------
Options outstanding at beginning of period              888,277        870,777
--------------------------------------------------------------------------------
      Granted                                             -0-           17,500
--------------------------------------------------------------------------------
      Exercised                                           -0-            -0-
--------------------------------------------------------------------------------
      Expired                                          (525,777)         -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Options outstanding at end of period                    362,500        888,277
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Price range of options granted                            -0-           $0.02
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Price range of options exercised                          -0-            -0-
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exercise price range of outstanding options           $0.02-$0.38    $0.02-$0.69
--------------------------------------------------------------------------------

The summary of stock options outstanding and exercisable as of May 31, 2005 is as follows:

--------------------------------------------------------------------------------
  Range of       Number       Weighted     Weighted      Weighted      Weighted
  Exercise     Outstanding     Average     Average       Average       Average
   Price                      Remaining    Exercise      Options       Options
                                Life        Price      Exercisable   Exercisable
                                                                        Price
--------------------------------------------------------------------------------
$0.02-0.09       210,000            5        0.099       210,000          0.099
--------------------------------------------------------------------------------
$0.15-0.19       110,000            3        0.173       110,000          0.173
--------------------------------------------------------------------------------
$0.25-0.38        42,500            5        0.250        42,500          0.250
--------------------------------------------------------------------------------

The weighted average fair value of each option grant has been estimated as of the date of the grant using the Black-Scholes option pricing model with the following assumptions; Risk-free interest rate of 3.50%, 4.78%, and 5.02%, and expected volatility of 114%, 115%, and 114%for the years ended May 31, 2004, 2003 and 2002, respectively, a dividend payment rate of zero for each year and an expected option life of five years. Using these assumptions, the weighted average fair value of the stock options granted is $.02, and $.02 for fiscal 2004, and 2003, respectively. There were no adjustments made in calculating the fair value to account for vesting provisions or for non-transferability or risk of forfeiture.

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

The estimated fair values based on, among other things, a recent transaction, of the Company's financial instruments, none of which are held for trading purposes, are summarized as follows:

                                              (In thousands)
                           May 31, 2005                   May 31, 2004
                           ------------                   ------------
                        Carrying    Estimated          Carrying   Estimated
                         Amount     Fair Value          Amount    Fair Value
                         ------     ----------          ------    ----------

Bonds Payable            $7,315      $ 219              $ 8,795    $ 264

14. QUARTERLY FINANCIAL DATA (Un-audited)

Summarized quarterly financial data for fiscal 2005 and 2004 is as follows:

--------------------------------------------------------------------------------
                                                   Quarter
--------------------------------------------------------------------------------
     Fiscal Year 2005          First        Second        Third        Fourth
--------------------------------------------------------------------------------
Net Sales                    $1,721,700   $2,066,300    $2,433,500   $2,289,900
Gross Profit                  $ 309,100   $  328,600    $  383,200   $  350,000
Net Gain (Loss)               $ (76,200)  $1,305,200    $  137,600   $  (57,900)

Basic gain (loss) per
share                         $   (0.01)    $   0.17      $   0.02    $   (0.00)
Diluted gain (loss) per
share                         $   (0.01)    $   0.17      $   0.02    $   (0.00)

--------------------------------------------------------------------------------
                                                   Quarter
--------------------------------------------------------------------------------
     Fiscal Year 2004          First         Second         Third        Fourth
--------------------------------------------------------------------------------
Net Sales                  $1,622,700     $1,471,100    $1,247,400   $2,016,600
Gross Profit                $ 324,800      $ 324,000    $   (3,400)   $ 191,700
Net (Loss)                  $ (33,600)     $ (10,800)   $ (315,300)  $ (167,600)

Basic gain (loss) per
share                      $    (0.00)    $    (0.00)   $    (0.04)  $    (0.02)
Diluted gain (loss) per
share                      $    (0.00)    $    (0.00)   $    (0.04)  $    (0.02)

In fiscal fourth quarter 2005 the discount rate for deferred compensaton was changed from 10% to 5% causing an adjustment of $55,400.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE MATTERS

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures that were in place at the end of the Company's fiscal 2005. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation and the review of the Company's independent auditors, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the Company's fourth quarter of fiscal 2005 and that material weaknesses exist in the internal control structure of the Company, due in particular to the lack of appropriate resources dedicated to external financial reporting. Management of the Company is taking steps to seek to address such weaknesses.

ITEM 9B - OTHER INFORMATION

None.

                                    PART III


The information required by Part III (Items 10 through 14) is hereby incorporated by reference from the Company's definitive proxy statement to be filed with the Commission under Regulation 14A of the Securities Exchange Act of 1934 not later than 120 days after the end of the 2004 fiscal year or shall be filed by amendment to this Form 10-K not later than such 120 day period.

                                     PART IV


ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)   1.    Financial Statements
            Included in Part II, Item 8 of this report:

            Balance Sheets as of May 31, 2005 and 2004

            Statements of Operations for the years ended May 31, 2005, 2004 and 2003

            Statements of Stockholders' Deficit for the years ended May 31, 2005, 2004 and 2003

            Statements of Cash Flows for the years ended May 31, 2005, 2004 and 2003

            Notes to the Financial Statements

      2.    Financial Statement Schedule Included in Part IV of this report:

            Financial Statements and Supplementary Data for the years ended May 31, 2005, 2004, and 2003:

            Schedule II - Schedule of Valuation and Qualifying Accounts

      3.      Exhibits

Exhibit Number     Description                                Note No.
--------------     -----------                                --------

     3.1           Articles of Incorporation                    (1)

     3.2           Articles of Incorporation, as amended        (6)
                   at the Annual Meeting of GKI
                   shareholders on November 19, 1991

     3.3           Articles of Incorporation, as amended        (14)
                   at the Annual Meeting of GKI
                   shareholders on October 28, 1994

     3.4           By-Laws                                      (1)
     3.5           By-Laws, as amended at a Board of            (6)
                   Directors meeting on September
                   24, 1992
     3.6           By-Laws, as amended at a Board of           (11)
                   Directors meeting on
                   March 2, 1994
     3.7           By-Laws, as amended at a Board of           (14)
                   Directors meeting on
                   January 19, 1995

     3.8           By-Laws, as amended at a Board of           (18)
                   Directors meeting on
                   January 24, 2003

     4.1           Form of Convertible Subordinated             (7)
                   Debentures Issued to Gutzwiller &
                   Partner, A.G., on December 14, 1992
                   with an effective date of October 20,
                   1992
     4.2           Form of 4% Subordinated Debentures,          (8)
                   Series A, due March 30, 1994
     4.3           Form of 4% Subordinated Debentures,          (8)
                   Series B, due March 30, 1995
     4.4           Form of 4% Subordinated Debentures,          (8)
                   Series C, due August 15, 1994

     4.5           Form of Convertible Debentures Issued        (12)
                   to Gutzwiller & Partner, A.G., dated
                   August 14, 1994.

     4.6           Form of Pledge and Security Agreement        (17)
                   dated as of August 14, 1994 with
                   respect to Convertible Debentures

    10.1*          1988 Stock Option Plan                       (2)

    10.2           Agreement and Plan of Merger and
                   Reorganization dated August 31, 1990         (1)

    10.3*          1991 Executive Bonus Plan                    (4)

    10.4*          1991 Stock Option Plan                       (3)

    10.5*          1991 Non-employee and Directors Stock        (3)
                   Option Plan
    10.6*          401(k) Retirement, Investment &              (6)
                   Savings Plan
    10.7*          1989 Stock Option Plan                       (4)

    10.8*          1990 Stock Option Plan                       (4)

    10.9*          1994 Stock Option Plan                      (13)

    10.10*         1994 Non-employee and Directors Stock       (13)
                   Option Plan

    10.11          Verdix Asset Purchase Agreement dated        (9)
                   October 1, 1993

    10.12          Amendment to Verdix Asset Purchase          (10)
                   Agreement dated January 26, 1994

    10.13          Asset Purchase Agreement between            (16)
                   General Kinetics Incorporated and
                   Cryptek Secure Communications, LLC, a
                   Delaware limited liability company,
                   dated as of November 1, 1996

    10.14          Agreement between GKI and Link2It,          (15)
                   L.L.C. dated as of January 21, 1997


    10.15          Form of Master Factoring Agreement          (17)
                   between General Kinetics Incorporated
                   and Link2It Corporation, dated August
                   22, 2002.

    10.16          Agreement for the Sale of Commercial        (19)
                   Real Estate between General Kinetics,
                   Inc. and the Paul J. Petrovich Trust
                   dated April 13, 2004.
    21.1           List of Subsidiaries                        (14)

    31.1           Certification of the Chief Executive
                   Officer of the Company pursuant to
                   Rule 13a-14(a) under the Securities
                   Exchange Act of 1934, as adopted
                   pursuant to

                   Section 302 of the Sarbanes-
                   Oxley Act of 2002.

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

(d)   Schedule

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
General Kinetics Incorporated
Johnstown, Pennsylvania

The audits referred to in our report, dated July 29, 2005, which includes an explanatory paragraph related to substantial doubt about the Company's ability to continue as a going concern, relating to the financial statements of General Kinetics Incorporated, which is contained in Item 8 of this Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion such financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO Seidman, LLP
BDO Seidman, LLP

Bethesda, Maryland
July 29, 2005

General Kinetics Incorporated Schedule of Valuation and Qualifying Accounts
                For the Years Ended May 31, 2005, 2004, and 2003

                                                      Balance at      Charged to      Charged to                Balance at
              Description                            beginning of     costs and       costs and                   end of
                                                       period         expenses        expenses     Deductions     Period

FOR THE YEAR ENDED MAY 31, 2005:

Inventory Reserve                                      298,600          3,100             0             0        301,700
Allowance for doubtful accounts                         22,900         (2,900)            0             0         20,000

FOR THE YEAR ENDED MAY 31, 2004:

Inventory Reserve                                      298,600              0             0             0        298,600
Allowance for doubtful accounts                         22,900              0             0             0         22,900

FOR THE YEAR ENDED MAY 31, 2003:

Inventory Reserve                                      142,800        155,800             0             0        298,600
Allowance for doubtful accounts                         70,900        (48,000)            0             0         22,900

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


Date: September 13, 2005
      ------------------------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry M. Heimendinger 9/13/05            /s/ Franco DeBlasio 9/13/05
---------------------------------            ---------------------------
Larry M. Heimendinger,    Date               Franco DeBlasio,    Date
Chairman of the Board                        Chief Financial Officer
(Principal Executive Officer)                (Principal Accounting Officer and
                                              Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and dates indicated.



/s/ Richard J. McConnell                             September 13, 2005
------------------------------                       -------------------
Richard J. McConnell, Director                       Date




/s/ Thomas  M. Hacala                                September 13, 2005
--------------------------                           -------------------
Thomas M. Hacala, Director                           Date




/s/ Marc Cotnoir                                     September 13, 2005
------------------------                             -------------------
Marc Cotnoir, Director                               Date