Form 10-K/A
period 2005-05-31
GENERAL KINETICS INC
filed 2005-09-28
CIK 40675

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

                           Commission File No. 0-1738
                          GENERAL KINETICS INCORPORATED
             (Exact Name of Registrant as specified in its Charter)

         Virginia                                                    54-0594435
         (State of Incorporation)               (IRS Employer Identification No)

         110 Sunray Drive, Johnstown, PA                              15905
         (Address of principal executive offices)                   (Zip Code)

         Registrant's telephone number                          (814) 255-6891

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

         The number of shares outstanding of the Registrant's Common Stock, $0.25 par value, as of August 16, 2005 was 7,118,925.

                      Documents Incorporated by Reference
                      -----------------------------------

         None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Directors of the Company

   Name                                            Age           Director since
   ----                                            ---           --------------

   Larry M. Heimendinger (Chairman of the Board)   60            March, 1994
   Thomas M. Hacala                                60            February, 1998
   Marc E. Cotnoir                                 56            March, 1994
   Richard J. McConnell                            44            March, 1994

      Larry M. Heimendinger has served as the Chairman of the Board of Directors of the Company since he was elected to that position in March 1994. In addition, since March 1994, in accordance with the Amended and Restated Bylaws of the Company, Mr. Heimendinger has been performing the duties of President and Chief Executive Officer through his position as Chairman of the Board and will continue to do so until a replacement for President and Chief Executive Officer is elected and qualified. Mr. Heimendinger is also a founder of Link2It Corporation. Mr. Heimendinger previously served as President and Chief Operating Officer of Nantucket Corp., a privately held software company, and, after that company's acquisition by Computer Associates International, was associated with Computer Associates, most recently as its Director of Product Strategy. Before joining Nantucket, Mr. Heimendinger was the President and Chief Executive Officer of Origin, Inc., a company that produced and marketed personal computer software for the banking industry. Mr. Heimendinger is the author of Advanced dBase IV and Advanced Clipper, books published by Brady Books, and has spoken at computer industry conferences and seminars worldwide. Mr. Heimendinger is a member of Class I of the Board of Directors.

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

      Richard J. McConnell has been the President of Square Systems, Corp., a research and development firm specializing in advanced software systems, since 1986. Mr. McConnell is also a founder of Link2It Corporation. Mr. McConnell has been involved in research and development in the computer software industry since 1981. Mr. McConnell is a member of Class III of the Board of Directors.

      All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified or until their earlier death, resignation or removal.

Executive Officers and Certain Significant Employees of the Company

      The names, ages, and positions of the executive officers of the Company are listed below.

             Name                   Age               Position
             ----                   ---               --------

      Larry M. Heimendinger         60      Chairman of the Board (performing
                                            duties of President and Chief
                                            Executive Officer)

      Richard E. Munczenski         63      Vice President and General Manager

      Franco DeBlasio               35      Chief Financial Officer

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

      Richard E. Munczenski joined the Company in August 1969, and has served as Vice President and General Manager since April 1995.

      Franco DeBlasio has served as the Chief Financial Officer of the Company since July 1, 2005, when he replaced Sandy B. Sewitch, who had served as the Company's Chief Financial Officer from April 1993 until his resignation on May 11, 2005. Prior to assuming his position as Chief Financial Officer, Mr. DeBlasio served as a consultant to the Company from May 30, 2005 through June 30, 2005. Prior to such service, from 1995 through 2000, and again from 2003 to June 2005, Mr. DeBlasio served as a consultant/accountant at DeBlasio & DeBlasio Associates, a consulting and accounting firm based in Pittsburgh, Pennsylvania. From January 2001 through November 2003, he served as the Chief Financial Officer of Smart Parts, Inc., a high volume consumer goods manufacturer. Prior to joining Smart Parts, beginning in January 2000, Mr. DeBlasio served as a team leader in the international acquisitions division of Crown Castle Communications, a provider of technologically advanced shared wireless infrastructure. He holds a B.S.B.A in accounting from Robert Morris College and an M.B.A. with an emphasis in finance and MIS from Duquesne University.

      The officers of the Company hold office at the discretion of the Board of Directors of the Company.

      There are no family relationships among the executive officers or directors of the Company, and there is no arrangement or understanding between any director or executive officer and any other person pursuant to which such director or executive officer was elected.

Audit Committee:

      The audit committee of the Board of Directors reviews the various accounting, financial reporting and internal control functions and makes recommendations to the Board of Directors for the selection of independent public accountants. In addition, the committee will monitor the independence of the independent accountants. The members of the audit committee are Mr. Hacala and Mr. Cotnoir.

      The Company's Board of Directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission (the "SEC"), serving on its audit committee. The Board of Directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with the Company's accounting for estimates, accruals and reserves,
(iii) analyzing and evaluating the Company's financial statements, (iv) understanding the Company's internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that there are no audit committee members who have obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."

Code of Ethics:

      The Company's Board of Directors has adopted a Code of Ethics for Senior Financial Officers to promote honest and ethical conduct, proper disclosure of information in the Company's periodic reports, and compliance with applicable governmental laws, rules, and regulations by the Company's senior officers who have financial responsibilities. A copy of the Code of Ethics for Senior Financial Officers may be obtained free of charge by submitting a request to General Kinetics Incorporated, 110 Sunray Drive, Johnstown, PA 15905, Attn:
Secretary.

Section 16(a) Beneficial Ownership Reporting Compliance

      To the Company's knowledge, based solely on a review of such reports furnished to the Company, during the fiscal year ended May 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial shareholders were complied with, except that, Rabo Investment Management Ltd., formerly a greater than 10% beneficial shareholder, failed to timely file a Form 4 during the fiscal year ended May 31, 2005. Additionally, due to administrative oversight, the directors did not timely report on Form 4 their annual receipt of options automatically granted to them during the fiscal year ended May 31, 2004 under the Company's 1994 Non-employee and Directors Stock Option Plan. The Form 4s reflecting such grants are being amended to correct the number of options granted as follows: Mr. Heimendinger (5,147 options), Messrs. Cotnoir and McConnell (each, 4,118 options) and Mr. Hacala (4,117 options).

ITEM 11.  EXECUTIVE COMPENSATION

      The information under this heading relates to the chief executive officer, the chief financial officer, and the vice president and general manager of the Company for the fiscal year ended May 31, 2005. The information is presented in compliance with the rules and regulations of the Securities and Exchange Commission applicable to those companies, such as General Kinetics Incorporated, that meet the definition of a "small business issuer."

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


Summary Compensation Table

                                                  Annual Compensation                      Long-Term Compensation
                                --------------------------------------------------------   -----------------------------
                                                                                            Securities
Name and Principal                                                         Other Annual     Underlying     All Other
Position                       Year         Salary           Bonus         Compensation      Options      Compensation
------------------              ----        ------           -----         ------------     ----------    ------------

Larry M. Heimendinger(1)        2005        $      0        $      0         $      0               0        $      0
Chairman of the Board           2004               0               0                0           5,147               0
                                2003               0               0                0          12,500               0

Sandy B. Sewitch(2)             2005        $113,700        $      0         $  4,600               0        $      0
                                2004         107,800          10,000            4,800               0               0
                                2003         101,400               0            4,800               0               0

Richard E. Munczenski(3)        2005        $125,100        $ 60,000         $  4,800               0        $      0
VP and General Manager          2004         112,600          20,000            4,800               0               0
                                2003         106,200          30,000            4,800               0               0

Franco DeBlasio(4)              2005              (4)       $      0         $      0               0        $      0
Chief Financial Officer

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

      (2) The "Other Annual Compensation" for Sandy Sewitch includes a car allowance of $4,600 for fiscal 2005 and $4,800 for fiscal 2004 and 2003. Mr. Sewitch served as the Chief Financial Officer of the Company from April 1993, when he joined the Company until May 11, 2005 when he resigned.

      (3) The "Other Annual Compensation" for Richard Munczenski includes a car allowance of $4,800 for fiscal 2005, 2004, and 2003.

      (4) Franco DeBlasio served as a consultant to the Company from May 30, 2005 to June 30, 2005; he assumed the position of Chief Financial Officer of the Company on July 1, 2005. He accepted $1,200 as compensation for the two days in the fiscal year ended May 31, 2005 for his services as a consultant. If annualized this consulting compensation would have been equal to compensation of $156,000.

Options and Stock Appreciation Rights


OPTION GRANTS IN FISCAL YEAR 2005

                                             Percent of
                                            Total Options                                Potential of Realizable Value at
                     Number of Securities     Granted to                                assumed annual rate of stock price
 Name of Executive    Underlying Options      Employees       Exercice    Expiration    appreciation for options term (1)
    Officer               Granted             in FY 2005        Price        Date              5%               10%
 -----------------   ------------------     -------------     --------    ----------    -----------------------------------

Larry M                    0                      0              0            0                0               0
Heimendinger

Sandy B. Sewitch           0                      0              0            0                0               0

Richard E                  0                      0              0            0                0               0
Munczenski

Franco DeBlasio            0                      0              0            0                0               0

      (1) The dollar amounts under these columns are based upon calculations using assumed rates of appreciation set by the SEC and are not intended to forecast future appreciation of the Company's stock price.


Option Exercises and Holdings

   AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2005 AND YEAR-END OPTION VALUES

                                                             Number of Securities Underlying   Value of Unexercised In-the-
                                                                   Unexercised Options                Money Options
                               Number of                           At End-FY 2005                     At End-FY 2005
    Name of Executive       Shares Acquired      Value             --------------                     --------------
         Officer              on Exercise       Realized     Exercisable    Unexercisable     Exercisable   Unexercisable
    -----------------       ---------------     --------     -----------    -------------     -----------   -------------

Larry M
Heimendinger                       0               0           105,147          2,574           $5,129         $  129

Sandy B
Sewitch                            0               0                0               0                0              0

Richard E                          0               0                0               0                0              0
Munczenski

Franco
DeBlasio                           0               0                0               0                0              0

Pension and Long Term Incentive Plan Awards

      None

Compensation of Directors

      Each non-employee director of the Company other than Mr. Heimendinger has received a monthly retainer of $1,500 since November 1994. There are no other arrangements pursuant to which any director of the Company was compensated during the Company's last completed fiscal year for any service provided as a director.

Employment Contracts and Termination of Employment and Change of Control Agreements

      None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

      The following table sets forth certain information as of August 31, 2005 as to the security ownership of those persons known to the Company to be the beneficial owners of more than five percent of the outstanding shares of the Company's Common Stock and of each of the Company's directors and named executive officers and all of the Company's directors and named executive officers as a group:


                                               Shares of Common Stock      Percentage of Outstanding
      Name and Address                         Beneficially Owned (1)      Common Stock
      ----------------                         ----------------------      -------------------------

      Marc E. Cotnoir (2)
      c/o General Kinetics Incorporated
      110 Sunray Drive, Johnstown, PA 15905            82,059                        1.2

      Richard J. McConnell (3)
      c/o General Kinetics Incorporated
      110 Sunray Drive, Johnstown, PA 15905            82,059                        1.2

      Thomas M. Hacala (4)
      c/o General Kinetics Incorporated
      110 Sunray Drive, Johnstown, PA 15905            87,058                        1.2

      Larry M. Heimendinger (5)
      c/o General Kinetics Incorporated
      110 Sunray Drive, Johnstown, PA 15905           102,573                        1.4

      Sandy B. Sewitch
      c/o General Kinetics Incorporated
      110 Sunray Drive, Johnstown, PA 15905               0                           *

      Richard E. Munczenski
      c/o General Kinetics Incorporated
      110 Sunray Drive, Johnstown, PA 15905            14,735                         *

      Franco DeBlasio
      c/o General Kinetics Incorporated
      110 Sunray Drive, Johnstown, PA 15905               0                           *

      All Directors and executive
      officers as a group (seven persons)              368,484                       5.2%

* Indicates less than one percent of the outstanding shares of the Company's Common Stock

(1) Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and includes shares of the Company's Common Stock which may be acquired within 60 days of August 31, 2005 through the exercise of warrants, options, or other convertible securities.
(2)   Consists of 82,059 shares issuable upon exercise of stock options.
(3)   Consists of 82,059 shares issuable upon exercise of stock options.
(4)   Consists of 87,058 shares issuable upon exercise of stock options.
(5) Consists of 102,573 shares issuable upon exercise of stock options. Manassas Partners LLC, a Delaware limited liability company of which Mr. Heimendinger is the managing member, holds a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000 (see "Certain Relationships and Related Transactions"). By their terms, such debentures provide for conversion through June
      14, 2004, in whole or in part, into an aggregate of up to 11,600,000 shares of Common Stock.

Equity Compensation Plan Information

      The following table provides information as of May 31, 2005 with respect to the shares of the Company's Common Stock that may be issued under the Company's existing equity compensation plans.


                                                                                              Number of securities remaining
                                 Number of securities to be                                   available for future issuance
                                 issued upon exercise of      Weighted-average exercise       under equity compensation plans
                                 outstanding options,         price of outstanding            (excluding securities reflected in
Plan category                    warrants and rights          options, warrants and rights    column (a))
-------------                    -------------------------    ----------------------------    -------------------------------
                                         (a)                             (b)                               (c)

Equity compensation plans
approved by security holders (1)       362,500                       $   0.37                                --

Equity compensation plans
not approved by security holders            --                             --                                --
                                       -------                       --------                             -----

Total                                  362,500                       $   0.37                                --
                                       =======                       ========                             =====

      (1) Consists of the Company's 1994 Stock Option Plan and the Company's 1994 Nonemployee and Directors Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000. By their terms, such debentures provide for conversion through June 14, 2004, in whole or in part, into an aggregate of up to 11,600,000 shares of Common Stock.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Accountants for 2004 and 2005

      The total fees and related expenses for professional services provided by the Company's independent registered public accounting firm, BDO Seidman LLP, for the fiscal years ended May 31, 2004 and 2005 are presented in the table below.

------------------------------------------------------------------------------
                                                 Year ended May 31,
------------------------------------------------------------------------------
                                         2005                        2004
------------------------------------------------------------------------------
                  Audit Fees           $ 97,616                    $ 93,100
------------------------------------------------------------------------------
          Audit Related Fees            $ 4,220                     $ 1,500
------------------------------------------------------------------------------
                    Tax Fees            $ 4,555                     $ 9,500
------------------------------------------------------------------------------
              All Other Fees              -0-                         -0-
------------------------------------------------------------------------------

      The Audit Fees listed above were billed in connection with the audit of the Company's financial statements for the fiscal year and the review of the financial statements included in the Company's quarterly reports on Forms 10-Q for the fiscal year. The Audit Related Fees listed above were billed for the audit of the Company's ESOP Plan. The Tax Fees listed above were billed for tax compliance, planning and advice.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      Exhibits

--------------------------------------------------------------------------------
Exhibit                                                                     Note
 Number              Description                                             No.
--------------------------------------------------------------------------------

  31.3 Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.4 Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

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

Date:  September 28, 2005
       ------------------