Form 10-Q
period 2005-08-31
GENERAL KINETICS INC
filed 2005-10-28
CIK 40675

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarter ended August 31, 2005

                           Commission File No. 0-1738
                          GENERAL KINETICS INCORPORATED
             (Exact Name of Registrant as specified in its Charter)

--------------------------------------------------------------------------------
             Virginia                                     54-0594435
      (State of Incorporation)                  (IRS Employer Identification No)
--------------------------------------------------------------------------------

110 Sunray Dr, Johnstown, PA                                         15905
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number                                    (814) 255-6891


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X       NO
   ---        ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

YES         NO X
   ---        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act ):

YES         NO X
   ---        ---

The number of shares outstanding of Registrant's Common Stock, $0.25 par value, as of October 21, 2005 was 7,118,925.

                                      INDEX

                                                                       Page No.
                                                                       --------

Cautionary Statement                                                       3

Part I: Financial Information Page                                         3

     Item 1. Financial Statements

             Balance Sheets - August 31, 2005 and
             May 31, 2005                                                  4

             Statements of Operations - Three months ended
             August 31, 2005 and August 31, 2004                           5

             Statement of Stockholders' Deficit
             - Three months ended August 31, 2005                          6

             Statements of Cash Flows - Three months ended
             August 31, 2005 and August 31, 2004                           7

             Notes to Financial Statements                                 8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           8-11

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                   11

     Item 4. Controls and Procedures                                       11


Part II - Other Information

     Item 1. Legal Proceedings                                             12

     Item 2. Unregistered Sales of Equity Securities and
             Use of Proceeds                                               12

     Item 3. Defaults upon Senior Securities                               12

     Item 4. Submission of Matters to a Vote of Security Holders           12

     Item 5. Other Information                                             12

     Item 6. Exhibits                                                      12

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements". In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the headings "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

o the risk that the Company will not be able to manufacture and complete the order backlog as scheduled and on budget in order to maintain a positive cash flow;
o the risk that the Company may not be able to obtain sufficient new orders to achieve positive cash flow;
o the risk that the Company may not maintain its present financing facility or obtain additional financing, if necessary;
o the risk that it will not be able to repay, restructure or refinance in full the approximately $7.32 million principal amount of its outstanding convertible debentures which matured on August 14, 2004;
o the risk that the Company may not be able to continue the necessary development of its operations, including maintaining or increasing sales and production levels, on a profitable basis;
o the risk the Company may, in the future, have to comply with more stringent environmental laws or regulations or more vigorous enforcement policies of regulatory agencies, and that such compliance could require substantial expenditures by the Company;
o     the risk that U.S. defense spending may be substantially reduced; and
o the risk that the Company's Common Stock will not continue to be quoted on the NASD Over The Counter Bulletin Board.

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

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

      The unaudited financial statements of General Kinetics Incorporated ("GKI" or the "Company") set forth below have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with Generally Accepted Accounting Principles (GAAP) have been condensed or omitted pursuant to those rules and regulations. Revenues, expenses, assets and liabilities vary during the year and GAAP requires the Company to make estimates and assumptions in preparing the interim financial statements. The Company has made its best effort in establishing good faith estimates and assumptions. However, actual results may differ. The Company believes that the disclosures made are adequate to make the information presented not misleading. The information as of May 31, 2005 is derived from audited financial statements.

In the opinion of management of the Company, the accompanying financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of results for the periods presented. These financial statements should be read in conjunction with the audited financial statements for the fiscal years ended May 31, 2005 and 2004 set forth in the Company's annual report on Form 10-K, as amended, for the fiscal year ended May 31, 2005.


                          General Kinetics Incorporated
                                 Balance Sheets
                                   Unaudited

                                                                                Aug 31,              May 31,
                                                                                 2005                 2005
                                   ASSETS                                    ------------          ------------

Current Assets:
                Cash and cash equivalents                                    $     24,100          $    301,500
                Marketable securities - trading                                    69,800                68,700
                Accounts receivable, net of allowance of $20,000                  996,100               531,900
                Inventories, net                                                1,222,200             1,072,800
                Prepaid expenses and other                                         55,400                53,100
                                                                             ------------          ------------
                Total Current Assets                                            2,367,600             2,028,000
                                                                             ------------          ------------

Property, Plant and Equipment                                                   2,231,700             2,285,400
                Less:  Accumulated Depreciation and Amortization               (1,953,600)           (1,989,700)
                                                                             ------------          ------------
                                                                                  278,100               295,700
                                                                             ------------          ------------
Other Assets                                                                       22,400               100,600
                                                                             ------------          ------------

                Total Assets                                                 $  2,668,100          $  2,424,300
                                                                             ============          ============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
                Advances from Factor                                         $    411,000          $    149,400
                Current maturities of long-term debt                            7,315,000             7,315,000
                Current maturities of capital lease                                32,000                60,000
                Accounts payable, trade                                           721,500               669,500
                Accrued expenses and other payables                               799,800               741,600
                Deferred gain on sale of building                                 104,100               104,100
                                                                             ------------          ------------
                Total Current Liabilities                                       9,383,400             9,039,600
                                                                             ------------          ------------

Long-Term Liabilities:
                Capital lease - less current maturities                           114,100               102,500
                Other long-term liabilities                                       243,800               253,600
                Deferred gain on sale of building                                 286,200               312,200
                                                                             ------------          ------------
                Total Long-Term Liabilities                                       644,100               668,300
                                                                             ------------          ------------
                Total Liabilities                                              10,027,500             9,707,900
                                                                             ------------          ------------

Stockholders' Deficit:
                Common Stock, $0.25 par value, 50,000,000 shares
                authorized, 7,645,557 shares issued 7,118,925
                shares outstanding                                              1,911,400             1,911,400

                Additional Contributed Capital                                  7,337,300             7,337,300
                Accumulated Deficit                                           (16,157,900)          (16,082,100)
                                                                             ------------          ------------

                                                                               (6,909,200)           (6,833,400)
                Less: Treasury Stock, at cost (526,632 shares)                   (450,200)             (450,200)
                                                                             ------------          ------------
                Total Stockholders' Deficit                                    (7,359,400)           (7,283,600)
                                                                             ------------          ------------

                Total Liabilities and Stockholders' Deficit                  $  2,668,100          $  2,424,300
                                                                             ============          ============

The accompanying notes are an integral part of the financial statements

                          General Kinetics Incorporated
                            Statements of Operations
                                   (Unaudited)


                                                                           For The Quarter Ended
                                                       --------------------------------------------------------------
                                                                 August 31,                        August 31,
                                                                   2005                               2004
                                                       -----------------------------     ----------------------------

Net Sales                                              $ 2,284,500            100.0%     $ 1,721,700           100.0%
Cost of Sales                                            1,967,000             86.1%       1 412,700            82.1%
                                                       ----------------------------      ----------------------------
Gross Profit                                               317,500             13.9%         309,000            17.9%
                                                       ----------------------------      ----------------------------

Selling, General & Administrative                          352,900             15.4%         337,500            19.6%
                                                       ----------------------------      ----------------------------

Total Operating Expenses                                   352,900             15.4%         337,500            19.6%
                                                       ----------------------------      ----------------------------
Operating Loss                                             (35,400)            -1.5%         (28,500)           -1.7%
                                                       ----------------------------      ----------------------------

Other Income (Expense):
   Interest Expense                                        (40,400)            -1.8%         (47,700)           -2.8%
                                                       ----------------------------      ----------------------------
Total Other Expense                                        (40,400)            -1.8%         (47,700)           -2.8%

Net Loss                                                $  (75,800)            -3.3%     $   (76,200)           -4.4%
                                                       =============================     ============================
Earnings per common share:
    Basic Loss per share                                  ($  0.01)                         ($  0.01)
 Weighted Average Number of Common Shares
 Outstanding:
    Basic                                                7,118,925                         7,118,925


The accompanying notes are an integral part of the financial statements.


                          General Kinetics Incorporated
                       Statements of Stockholders' Deficit
                 For the Quarter Ended August 31, 2005 and 2004
                                    Unaudited

                               Common Stock               Additional                                         Total
                          --------------------------     Contributed     Accumulated       Treasury       Stockholders'
                           Shares          Amount          Capital         Deficit           Stock           Deficit
                          ---------     ------------     ------------    ------------     ------------     ------------


Balance 5/31/04             7,645,557   $  1,911,400     $  7,337,300    $(17,390,800)    $   (450,200)    $ (8,592,300)

Net Loss                                                                      (76,200)                          (76,200)
                          ---------------------------------------------------------------------------------------------
Balance 8/31/04           7,645,557     $  1,911,400     $  7,337,300    $(17,467,000)    $   (450,200)    $ (8,668,500)
                          =============================================================================================

Balance 5/31/05           7,645,557     $  1,911,400     $  7,337,300    $(16,082,100)    $   (450,200)    $ (7,283,600)

Net Income (Loss)                                                             (75,800)                         (359,400)
                          ---------------------------------------------------------------------------------------------
Balance 8/31/05           7,645,557     $  1,911,400     $  7,337,300    $(16,157,900)    $   (450,200)    $ (7,359,400)
                          =============================================================================================

The accompanying notes are an integral part of the financial statements.


                          General Kinetics Incorporated
                            Statements of Cash Flows
                                   (Unaudited)


                                                                              For The Quarter Ended
                                                                          ------------------------------
                                                                           August 31,         August 31,
                                                                             2005               2004
                                                                          ----------         -----------

Cash Flows From Operating Activities:
Net Loss                                                                  $ (75,800)         $ (76,200)
  Adjustments to reconcile net loss
  to net cash provided by (used in) operating activities:
   Gain on sale of building                                                 (26,000)           (26,000)
   Unrealized (gain) loss on marketable equity securities                    (1,100)            (2,000)
    Depreciation and amortization                                            21,300             21,600
    Amortization of bond discount                                              --               15,100
  (Increase) Decrease in Assets:
    Accounts receivable                                                    (464,200)          (148,300)
    Inventories                                                            (149,400)          (190,100)
    Prepaid expenses                                                         (2,300)            (8,600)
    Other assets                                                             78,200             28,300
  Increase (Decrease) in Liabilities:
    Accounts payable - trade                                                 52,000            (56,800)
    Accrued expenses and other payables                                      58,200             96,600
    Other long term liabilities                                              (9,800)            (9,600)
                                                                          ---------          ---------
        Net cash used in Operating Activites                               (518,900)          (356,000)
                                                                          ---------          ---------

Cash Flows from Investing Activities:
  Acquisition of property, plant and equipment                               (3,700)           (22,000)
                                                                          ---------          ---------
        Net cash used in Investing Activities                                (3,700)           (22,000)
                                                                          ---------          ---------

Cash Flows from Financing Activities:
 Factor/Borrowings on Demand Notes Payable                                  261,600           (214,200)
  Principal payments under capital lease                                    (16,400)            (9,800)
                                                                          ---------          ---------
        Net cash provided by (used in) Financing Activities                 245,200           (224,000)
                                                                          ---------          ---------

Net decrease in cash and cash equivalents                                 $(277,400)         $(602,000)
Cash and Cash Equivalents:  Beginning of Period                             301,500            670,000
                                                                          ---------          ---------
Cash and Cash Equivalents:  End of Period                                 $  24,100          $  68,000
                                                                          =========          =========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the quarter for:
    Interest                                                              $  22,200          $   9,800
  Non-cash investing and financing activities:
    Assets acquired under capital lease                                   $    --            $ 163,000

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited financial statements at August 31, 2005, and for the three months ended August 31, 2005 and August 31, 2004, include the accounts of General Kinetics Incorporated ("GKI" or the "Company").

The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under Generally Accepted Accounting Principles (GAAP) because certain note information included in the Company's Annual Report has been omitted. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair presentation of the results of the interim periods.

The results of operations for the three-month period ended August 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 2 - Earnings Per-Share

Earnings per-share is based on the weighted average number of shares of common stock and dilutive common stock equivalents outstanding. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings.

Note 3 - Notes Payable

At August 31, 2005, convertible debentures were outstanding in an aggregate principal amount of approximately $7.32 million. The debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. The Company continues to accrue interest on the debentures. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended.

On March 12, 2003, Manassas Partners LLC, a Delaware limited liability company of which Larry Heimendinger, Chairman of the Board of Directors of the Company, is the managing member, purchased from third parties, at a significant discount, a portion of the Company's outstanding convertible debentures in an aggregate principal amount of $5,800,000. On July 18, 2005, an additional $290,000 of the Company's principal outstanding convertible debentures was purchased by Manassas Partners LLC, from third parties, at 3% of face value.

In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. The Company made a final payment to the debenture holders in January 2005. In a separate transaction, in January 2005, the Company purchased an additional $160,000 aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. As a result of these transactions, the Company recognized a gain on the settlement of debt of $1,346,400 during the second quarter of fiscal 2005 and $158,400 during the third quarter of fiscal 2005.

The Company's cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7.32 million principal amount of outstanding debentures which matured on August 14, 2004. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and considering its potential alternatives. There can be no assurance, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures.

Note 4 - Income Taxes

The Company's estimated effective tax rate for fiscal 2006 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carry forwards.

Note 5 - Recent Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting changes in Interim Financial Statements," and establishes retrospective application as the required method for reporting change in accounting principle. SFAS No. 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS No. 154 will have a material impact on its financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended August 31, 2005 Compared to Three Months Ended August 31,
2004
--------------------------------------------------------------------------------

Net sales for the quarter ended August 31, 2005 were approximately $ 2.3 million compared to net sales of approximately $1.7 million for the quarter ended August 31, 2004. The increase in sales was due primarily to an increase in orders under large blanket contracts with prime contractors to the U.S. Department of Defense (DOD), in addition to an overall increase of orders from customers involved in projects related to the U.S. DOD compared to the prior fiscal year.

The gross margin percentage decreased from 17.9% for the quarter ended August 31, 2004 to 13.9% for the quarter ended August 31, 2005. The decrease in the gross profit percentage was caused by the mix of jobs for the quarter ended August 31, 2005 as compared to the corresponding quarter of the prior fiscal year. The Company operates as a job shop, making a mix of build-to-print enclosures, assembles and parts, standard enclosures, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters.

Selling, general and administrative (SG&A) costs were approximately $352,900 for the quarter ended August 31, 2005 as compared to approximately $337,500 for the quarter ended August 31, 2004. The increase was principally due to higher professional fees related to our annual report filed on form 10-K.

For the quarter ended August 31, 2005, the Company had an operating loss of $35,400 compared to an operating loss of $28,500 for the corresponding quarter of the prior year. The increase in operating loss was due principally to an increase in overhead costs due to an increased number of employees in both production and administration.

Interest expense decreased from $47,700 in the first quarter of fiscal 2005 to $40,400 in the first quarter of fiscal 2006. The decrease was due to more efficient use of cash in the current fiscal year.

The Company's estimated effective tax rate for fiscal 2006 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carry forwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During the three months ended August 31, 2005, the Company had an operating loss of $35,400. For the fiscal years ended May 31, 2005 and 2004, the Company had net income of approximately $1,308,700, which included a gain on settlement of debt of $1,504,800 and net loss of approximately $527,300, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2006.

The Company must continue to market electronic enclosure products to government and commercial markets, enter into contracts that the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company's liquidity problems and seek to operate profitably for the remainder of fiscal 2006.

The Company had $721,500 payable to trade creditors at August 31, 2005, as compared to $669,500 at May 31, 2005.

The Company has received significant new orders during the first quarter of fiscal 2006, and the shippable backlog at August 31, 2005 is $3.8 million as compared to $3.6 million at August 31, 2004. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2006. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve-month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of August 31, 2005, the Company had cash and marketable securities totaling $93,900. During the quarter ended August 31, 2005 the company had limited cash flow, and had difficulty meeting operating cash flow requirements. The Company was only able to meet cash requirements through the aggressive factoring of accounts receivable. This cash shortage was caused by the Company utilizing funds to make necessary changes in operations.

The Company has taken, and is continuing to take, steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in two of the last three fiscal years, and the Company has significant short-term cash commitments, the funding of which are limited to cash flow from operations and the factoring of certain accounts receivable, if available. The Company is also attempting to restructure or repurchase at a discount the remaining convertible debentures (discussed below) which matured on August 14, 2004. The losses and commitments raise significant doubt about the Company's ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties. The Company's auditors have given a going concern opinion for the last three years.

During the quarter ended February 28, 2003, the Company entered into a factoring agreement with Key Capital Factoring ("Key") that provides for advances of up to 85% of specified accounts receivable. The Company has drawn on the Key facility during fiscal 2005 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. The Company factored accounts receivable during the quarter ended August 31, 2005. There were outstanding advances due to Key at August 31, 2005 of $411,000. Key may cancel the agreement at any time with 20 days prior notice to the Company.

At August 31, 2005, convertible debentures were outstanding in an aggregate principal amount of approximately $7.32 million. The debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. The Company continues to accrue interest on these debentures. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended.

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

In October 2004, the Company purchased $1.36 million aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. The Company made a final payment to the debenture holders in January 2005. In a separate transaction, in January 2005, the Company purchased an additional $160,000 aggregate principal amount of debentures from certain debenture holders for a total price (including accrued interest) equal to 3% of the principal amount. As a result of these transactions, the Company recognized a gain on the settlement of debt of $1,346,400 during the second quarter of fiscal 2005 and $158,400 during the third quarter of fiscal 2005.

The Company's cash flow, capital resources, and overall financial condition will not be sufficient to repay or refinance in full the approximately $7.32 million principal amount of outstanding debentures which matured on August 14, 2004. At present, the Company is in discussion with certain other debenture holders, but has decided on no specific plans with respect to the repayment or refinancing of the debentures. The Company is continuing to review the situation and considering its potential alternatives. There can be no assurance, however, that the Company will be able to come to agreement with the other debenture holders with respect to repayment or refinancing of the debentures. No payment has otherwise been made in respect of interest on the outstanding debentures.

Analysis of Cash Flows

Operating activities used $518,900 in cash in the first quarter of fiscal 2006. This reflects net loss of $75,800 and $437,300 in cash utilized by working capital items, plus a utilization of $5,800 in net non-cash items. The cash used from changes in working capital items in the first quarter of fiscal 2006 includes an increase in inventories of $ 149,400 and an increase in accounts receivable of $ 464,200.

Investing activities used $3,700 in the first quarter of fiscal 2006, which consists primarily of the acquisition of computer equipment. Fully depreciated fixed assets were disposed of in the amount of $57,400 during the first quarter of fiscal 2006. This disposition had no affect on cash flows.

Financing activities provided $245,200 in the first quarter of fiscal 2006. These activities consisted of $261,600 in advances from the factoring of accounts receivable and $16,400 of cash used for payments under capital leases.

Inflation

Management believes that inflation did not have a material effect on the operations, financial position or cash flows of the Company during the first quarter of fiscal 2006.

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note 2 to the financial statements in our 2005 Annual Report on Form 10-K, as amended. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying financial statements and related notes. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below; however, application of these accounting policies involves the exercise of judgment and the use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Work in process inventory represents actual production costs, including manufacturing overhead incurred to date, reduced by amounts identified with revenue recognized on units delivered as well as reserves for amounts in excess of estimated net realizable value. The costs attributable to units delivered are based on the estimated average costs of all units, expected to be produced under multi-unit orders. Estimated costs to complete are based on historical experience and knowledge of building similar products. On an on-going basis, the Company evaluates the estimates of total costs to complete a multi-unit order. Work in process is reduced by charging any amounts in excess of estimated net realizable value to cost of sales as soon as they become known. Interim inventories are determined by application of estimated gross profit margins to sales.

The Company provides an allowance for uncollectible receivables based on experience with customers and individual review of any past due accounts. Although it is reasonably possible that management's estimate could change in the near future, management is not aware of any events that would result in a change to its estimate that would be material to the Company's financial position or its results of operations. At August 31, 2005, the Company had an allowance for doubtful accounts of $20,000.

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

The Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures that were in place at the end of the Company's first quarter of fiscal 2006. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the Company's first quarter of fiscal 2006 and that material weaknesses exist in the internal control structure of the Company, due in particular to the lack of appropriate resources dedicated to external financial reporting. Management of the Company is and has taken steps to address the weaknesses. Management is adding additional staff to the external reporting function and reengineering the reporting process to increase its efficiency and accuracy.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Certain legal proceedings, in which we are involved, are discussed in Part I,
Item 3 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2005. As of the date hereof, the threatened legal action relating to a former employee alleging wrongful dismissal, was settled for an amount based on the employee's salary at the time of termination.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None.

Item 3 - Defaults Upon Senior Securities

Information is incorporated by reference to "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Liquidity and Capital Resources."

Item 4. Submission Of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

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


                          GENERAL KINETICS INCORPORATED



By: /s/ Larry M. Heimendinger
   --------------------------------------------
   Larry M. Heimendinger, Chairman of the Board
   (Principal Executive Officer)

Date:  October 28, 2005

By:   /s/ Franco DeBlasio
    -------------------------------------------
    Franco DeBlasio, Chief Financial Officer
    (Principal Accounting Officer and Principal Financial Officer)

Date: October 28, 2005