Form 10-Q
period 2005-11-30
GENERAL KINETICS INC
filed 2006-01-17
CIK 40675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended November 30, 2005

Commission File No. 0-1738
GENERAL KINETICS INCORPORATED
(Exact Name of Registrant as specified in its Charter)

Virginia (State of Incorporation)	54-0594435 (IRS Employer Identification No)
110 Sunray Dr, Johnstown, PA (Address of principal executive offices)	15905 (Zip Code)
Registrant's telephone number	(814) 255-6891

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

 YES            NO X

Indicate by check mark whether the registrant is a a shell company (as defined in Rule 12b-2 of the Exchange Act):

YES            NO  X

The number of shares outstanding of Registrant's Common Stock, $0.25 par value, as of January 13, 2006 was 7,118,925.

Page No.
Cautionary Statement	3

Part I: Financial Information Page	3

Item 1. Financial Statements

Balance Sheets - November 30, 2005 and May 31, 2005	4

Statements of Operations - Six months ended November 30, 2005 and November 30, 2004 and
Three months ended November 30, 2005 and November 30, 2004	5

Statement of Stockholders’ Deficit	6
- Six months ended November 30, 2005

Statements of Cash Flows - Six months ended November 30, 2005 and November 30, 2004	7

Notes to Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	12

Item 4. Controls and Procedures	12

Part II - Other Information

Item 1. Legal Proceedings	13

Item 3. Defaults upon Senior Securities	13

Item 6. Exhibits	13

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q constitute "forward-looking statements". In some cases, forward-looking statements can be identified by the use of forward-looking terminology such as "may," "will," "estimate," "intend," "continue," "believe," "expect" or "anticipate" or the negatives thereof, variations thereon or similar terminology. The forward-looking statements contained in this Quarterly Report are generally located in the material set forth under the headings “Business” and "Management's Discussion and Analysis of Financial Condition and Results of Operations," but may be found in other locations as well. These forward-looking statements generally relate to plans and objectives for future operations and are based upon management's reasonable estimates of future results or trends. Although the Company believes that the plans and objectives reflected in or suggested by such forward-looking statements are reasonable, such plans or objectives may not be achieved. Actual results may differ from projected results due, but not limited, to unforeseen developments, including developments relating to the following:

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

General Kinetics Incorporated
Balance Sheets
(Unaudited)
(In Hundreds, except share and per share data)

	Nov 30,	May 31,
ASSETS	2005	2005

Cash and cash equivalents	$13,200	$301,500
Marketable securities - trading	84,000	68,700
Accounts receivable, net of allowance of $20,000	880,600	531,900
Inventories, net	1,270,400	1,072,800
Prepaid expenses and other	24,100	53,100
Total Current Assets	2,272,300	2,028,000

Property, Plant and Equipment	2,231,700	2,285,400
Less: Accumulated Depreciation and Amortization	(1,973,800)	(1,989,700)
	257,900	295,700

Other Assets	26,600	100,600

Total Assets	$2,556,800	$2,424,300

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Advances from Factor	$566,900	$149,400
Current maturities of long-term debt	7,315,000	7,315,000
Current maturities of capital lease	48,400	60,000
Accounts payable, trade	618,400	669,500
Accrued expenses and other payables	875,800	741,600
Deferred gain on sale of building	104,100	104,100
Total Current Liabilities	9,528,600	9,039,600

Long-Term Liabilities:
Capital lease - less current maturities	85,200	102,500
Other long-term liabilities	234,200	253,600
Deferred gain on sale of building	260,200	312,200
Total Long-Term Liabilities	579,600	668,300
Total Liabilities	10,108,200	9,707,900

Stockholders' Deficit:
Common Stock, $0.25 par value, 50,000,000 shares authorized, 7,645,557 shares issued, 7,118,925 shares outstanding	1,911,400	1,911,400
Additional Contributed Capital	7,337,300	7,337,300
Accumulated Deficit	(16,349,900)	(16,082,100)
	(7,101,200)	(6,833,400)
Less: Treasury Stock, at cost (526,632 shares)	(450,200)	(450,200)
Total Stockholders' Deficit	(7,551,400)	(7,283,600)

Total Liabilities and Stockholders' Deficit	$2,556,800	$2,424,300

General Kinetics Incorporated
Statements of Operations
(Unaudited)
(In Hundreds, except share and per share data)

	Six Months Ended				Three Months Ended
	November 30,		November 30,		November 30,		November 30,
	2005		2004		2005		2004

Net Sales	$4,514,300	100.0%	$3,788,000	100.0%	$2,229,800	100.0%	$2,066,300	100.0%
Cost of Sales	3,970,500	88.0%	3,150,300	83.2%	2,003,500	89.9%	1,737,700	84.1%
Gross Profit	543,800	12.0%	637,700	16.8%	226,300	10.1%	328,600	15.9%

Selling, General & Administrative	705,600	15.6%	695,700	18.4%	352,700	15.8%	358,100	17.3%
Total Operating Expenses	705,600	15.6%	695,700	18.4%	352,700	15.8%	358,100	17.3%
Operating Income/ (Loss)	(161,800)	-3.6%	(58,000)	-1.5%	(126,400)	-5.7%	(29,500)	-1.4%

Other Income (Expense):
Interest Expense	(106,000)	-2.3%	(59,400)	-1.6%	(65,600)	-2.9%	(11,700)	-0.6%
Gain on Settlement of Debt		0.0%	1,346,400	35.5%	-	0.0%	1,346,400	65.2%
Total Other Income (Expense)	(106,000)	-2.3%	1,287,000	34.0%	(65,600)	-2.9%	1,334,700	64.6%

Net Income (Loss)	$(267,800)	-5.9%	$1,229,000	32.4%	$(192,000)	-8.6%	$1,305,200	63.2%

Earnings per common share:

Basic Income (Loss ) per share	($0.04)		$0.17		($0.03)		$0.18
Basic	7,118,925		7,118,925		7,118,925		7,118,925

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated
Statement of Stockholders' Deficit
For the Quarter Ended November 30, 2005
(Unaudited)
(In hundreds, except per share data)

			Additional			Total
	Common Stock		Contributed	Accumulated	Treasury	Stockholders'
	Shares	Amount	Capital	Deficit	Stock	Deficit

Balance 5/31/04	7,645,557	$1,911,400	$7,337,300	$(17,390,900)	$(450,200)	$(8,592,400)

Net Gain				1,229,000		1,229,000

Balance 11/30/04	7,645,557	$1,911,400	$7,337,300	$(16,161,900)	$(450,200)	$(7,363,400)

Balance 5/31/05	7,645,557	$1,911,400	$7,337,300	$(16,082,100)	$(450,200)	$(7,283,600)

Net Loss				(267,800)		(267,800)

Balance 11/30/05	7,645,557	$1,911,400	$7,337,300	$(16,349,900)	$(450,200)	$(7,551,400)

The accompanying notes are an integral part of the financial statements.

General Kinetics Incorporated
Statements of Cash Flows
(Unaudited)
(In hundreds)

	For The Quarter Ended
	November 30,	November 30,
	2005	2004

Cash Flows From Operating Activities:
Net Income (Loss)	$(267,800)	$1,229,000
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Gain on sale of building	(52,000)	(52,000)
Unrealized (gain) loss on marketable equity securities	(15,300)	(2,800)
Depreciation and amortization	41,500	43,400
Amortization of bond discount	-	15,100
Gain from the retirement of debt	-	(1,346,400)
Provision for doubtful accounts	-	-
Provision for inventory obsolescence	-	-
(Increase) Decrease in Assets:
Accounts receivable	(348,700)	179,800
Inventories	(197,600)	(318,100)
Prepaid expenses	29,000	(20,100)
Other assets	74,000	10,400
Increase (Decrease) in Liabilities:
Accounts payable - trade	(51,100)	22,900
Accrued expenses and other payables	134,200	30,700
Other long term liabilities	(19,400)	(1,200)
Net cash used in Operating Activites	(673,200)	(209,300)

Cash Flows from Investing Activities:
Acquisition of property, plant and equipment	(3,700)	(36,500)
Proceeds from sale of building	-	-
Net cash used in Investing Activities	(3,700)	(36,500)

Cash Flows from Financing Activities:
Factor/Borrowings on Demand Notes Payable	417,500	(198,600)
Principal payments under capital lease	(28,900)	(22,300)
Repayments on long term debt	-	(27,200)
Net cash provided by (used in) Financing Activities	388,600	(248,100)

Net decrease in cash and cash equivalents	$(288,300)	$(493,900)
Cash and Cash Equivalents: Beginning of Period	301,500	670,000
Cash and Cash Equivalents: End of Period	$13,200	$176,100

Supplemental Disclosures of Cash Flow Information:
Cash paid during the quarter for:
Interest	$22,200	$21,500
Non-cash investing and financing activities:
Assets acquired under capital lease	$-	$163,000

The accompanying notes are an integral part of the financial statements.

Notes to Unaudited Condensed Financial Statements

Note 1 - Basis of Presentation

The unaudited condensed financial statements at November 30, 2005, and for the six months ended November 30, 2005 and November 30, 2004, include the accounts of General Kinetics Incorporated (“GKI” or the “Company”).

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

The results of operations for the three-month period ended November 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Note 3 - Notes Payable

At November 30, 2005, convertible debentures were outstanding in an aggregate principal amount of approximately $7.32 million. The debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. The Company continues to accrue interest on the debentures. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended.

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

Note 4 - Income Taxes

The Company’s estimated effective tax rate for fiscal 2006 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carry forwards.

Note 5 - Recent Accounting Pronouncements

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143 ("FIN 47"), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not anticipate that the adoption FIN 47 will have a material impact on its financial statements.

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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended November 30, 2005 Compared to Three Months Ended November 30, 2004

Net sales for the quarter ended November 30, 2005 were approximately $2.2 million compared to net sales of approximately $2.1 million for the quarter ended November 30, 2004. The increase in sales was due primarily to an increase in orders under large blanket contracts with prime contractors to the U.S. Department of Defense (DOD), in addition to an overall increase of orders from customers involved in projects related to the U.S. DOD compared to the prior fiscal year.

The gross margin percentage decreased from 15.9% for the quarter ended November 30, 2004 to 10.1% for the quarter ended November 30, 2005. The decrease in the gross profit percentage was caused by the mix of jobs for the quarter ended November 30, 2005 as compared to the corresponding quarter of the prior fiscal year and an increased need for the use of overtime to compensate for work performed during the Thanksgiving holiday period. The Company operates as a job shop, making a mix of build-to-print enclosures, assembles and parts, standard enclosures, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters.

Selling, general and administrative costs were approximately $352,700 for the quarter ended November 30, 2005 as compared to approximately $358,100 for the quarter ended November 30, 2004. The small decrease was principally due to a decrease in salary costs related to the relocation of positions in Johnstown, Pennsylvania.

For the quarter ended November 30, 2005, the Company had an operating loss of $126,400 compared to an operating loss of $29,500 for the corresponding quarter of the prior year. The increase in operating loss was due principally to an erosion of gross profit percentage as a result of changes in the types of orders produced during the quarter ended November 30, 2005. Management believes that margins will increase in future quarters due to changes in operational procedures that will increase efficiencies.

Interest expense increased from $11,700 in the second quarter of fiscal 2005 to $65,600 in the second quarter of fiscal 2006. The increase was due to more a extensive use of factoring, service fees related to the cancellation of the Key Financial factoring agreement and the instatement of the new agreement with Presidential Financial Capital Partners.

The Company’s estimated effective tax rate for fiscal 2006 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carry forwards.

Six Months Ended November 30, 2005 Compared to Six Months Ended November 30, 2004

Net sales for the six months ended November 30, 2005 were approximately $4.5 million compared to net sales of approximately $3.8 million for the six months ended November 30, 2004. The increase in sales was due primarily to an increase in orders under large blanket contracts with prime contractors to the U.S. Department of Defense (DOD), in addition to an overall increase of orders from customers involved in projects related to the U.S. DOD compared to the prior fiscal year.

The gross margin percentage decreased from 16.8% for the six months ended November 30, 2004 to 12.0% for the six months ended November 30, 2005. The decrease in the gross profit percentage was caused by the mix of jobs for the six months ended November 30, 2005 as compared to the corresponding six months of the prior fiscal year and an increased need for the use of overtime to compensate for work performed during the Thanksgiving holiday period. The Company operates as a job shop, making a mix of build-to-print enclosures, assembles and parts, standard enclosures, and special orders, all with variable quantities depending on the current contracts. Therefore, the mix of orders and margins associated with those orders can vary significantly between quarters.

Selling, general and administrative costs were approximately $705,600 for the six months ended November 30, 2005 as compared to approximately $695,700 for the six months ended November 30, 2004. The small increase was principally due to changes in commission structure and a greater proportion of sales from the outside sales force.

For the six months ended November 30, 2005, the Company had an operating loss of $161,800 compared to an operating loss of $58,000 for the corresponding six months of the prior year. The increase in operating loss was due principally to an erosion of gross profit percentage because of changes in the types of orders produced during the six months ended November 30, 2005. Management believes that margins will increase in future quarters due to changes in operational procedures that will increase efficiencies.

Interest expense increased from $59,400 in the second six months of fiscal 2005 to $106,000 in the second six months of fiscal 2006. The increase was due to a more extensive use of factoring, service fees related to the cancellation of the Key Financial factoring agreement and the instatement of the new agreement with Presidential Financial Capital Partners.

The Company’s estimated effective tax rate for fiscal 2006 is 0%. This estimated effective tax rate is lower than the statutory rate due to the existence of net operating loss carry forwards.

Liquidity and Capital Resources

The Company relies upon internally generated funds and accounts receivable factoring to finance its operations. During the six months ended November 30, 2005, the Company had an operating loss of $161,800. For the fiscal years ended May 31, 2005 and 2004, the Company had net income of approximately $1,308,700, which included a gain on settlement of debt of $1,504,800 and net loss of approximately $527,300, respectively. In order to generate the working capital required for operations, the Company must continue to generate orders, increase its gross margins, and effectively manage operating expenses during the remainder of fiscal 2006.

The Company must continue to market electronic enclosure products to government and commercial markets and enter into contracts that the Company can complete with favorable profit margins, ship the orders in a timely manner, and control operating costs in order to recover from the Company’s liquidity problems and seek to operate profitably for the remainder of fiscal 2006.

The Company had $618,400 payable to trade creditors at November 30, 2005, as compared to $669,500 at May 31, 2005. The reduction in payables to trade creditors is being orchestrated to maintain the Company’s good standing with vendors.

The Company has received significant new orders during the second quarter of fiscal 2006, and the shippable backlog at November 30, 2005 is $3.3 million as compared to $4.3 million at November 30, 2004. The Company must produce and ship this backlog of orders on schedule and on budget to generate positive cash flow and operate profitably in fiscal 2006. The Company must also maintain or increase the current level of backlog to provide positive cash flow over the next twelve-month period. However, there is no assurance the Company will be successful in its efforts to obtain an adequate level of new contracts to maintain positive cash flow or profitable operations.

As of November 30, 2005, the Company had cash and marketable securities totaling $97,200. During the quarter ended November 30, 2005, the Company had limited cash flow, and had difficulty meeting operating cash flow requirements. The Company was only able to meet cash requirements through the aggressive factoring of accounts receivable. This cash shortage was caused by the Company utilizing funds to make necessary changes in operations, such as decreasing accounts payable with key vendors to increase the availability of tactically imperative inventory and increasing the capabilities of the work force through cross training. The Company has taken, and is continuing to take, steps to address production planning through changes and additions to plant supervision, regularly updating scheduling and planning procedures, and adding new production machinery. The Company is trying to stabilize the level of shipments at a profitable level through these changes.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained operating losses in two of the last three fiscal years, and the Company has significant short-term cash commitments, the funding of which are limited to cash flow from operations and the factoring of certain accounts receivable, if available. The Company is also attempting to restructure or repurchase at a discount the remaining convertible debentures (discussed below) which matured on August 14, 2004. The losses and commitments raise significant doubt about the Company’s ability to continue as a going concern. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties. The Company’s former auditors have given a going concern opinion for the last three years.

During the three months ended November 30, 2005, the Company at its own discretion chose to cancel its factoring agreement with Key Capital Partners. This cancellation resulted in a one-time cancellation fee of $11,000.

During the quarter ended November 30, 2005, the Company entered into a factoring agreement with Presidential Financial Capital Partners (“PFCP”) that provides for advances of up to 86% of specified accounts receivable and a revolving credit facility equal to 40% of raw materials inventory or $150,000, which ever is less. The Company has drawn on the PFCP facility during fiscal 2006 as necessary to help alleviate liquidity problems, although, as discussed above, the Company will also need to control expenses, maintain the sales backlog at appropriate levels, and keep shipment levels in line with booked orders in order to meet these requirements. The Company factored accounts receivable under the PFCP facility during the quarter ended November 30, 2005. There were outstanding advances due to PFCP at November 30, 2005 of $566,900, which includes the $150,000 revolving credit facility. PFCP may cancel the agreement at any time with 30 days prior notice to the Company.

At November 30, 2005, convertible debentures were outstanding in an aggregate principal amount of approximately $7.32 million. The debentures matured on August 14, 2004, and were stated to be convertible into common stock at a conversion price of $0.50 per share, and to bear interest at 1% per annum, payable annually. The Company continues to accrue interest on these debentures; the accrued expenses and other payables at November 30, 2005 include approximately $270,200 in accrued interest on debentures. Shares issuable upon conversion were also subject to certain rights to registration under the Securities Act of 1933, as amended.

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

Analysis of Cash Flows

Operating activities used $673,200 in cash during the six months ended November 30, 2005. This reflects net loss of $ 267,800 and $379,600 in cash utilized by working capital items, plus a utilization of $25,800 in net non-cash items. The cash used from changes in working capital items includes inventories and receivables of $197,600 and $348,700 respectively, and accrued expenses of $134,200.

Investing activities used $3,700 during the six months ended November 30, 2005, which consists primarily of the acquisition of computer equipment. Fully depreciated fixed assets were disposed of in the amount of $57,400 during the second quarter of fiscal 2006. This disposition had no affect on cash flows.

Financing activities provided $388,600 during the six months ended November 30, 2005. These activities consisted of $417,500 in advances from the factoring of accounts receivable and inventory and $28,900 of cash used for payments under capital leases.

Inflation

Management believes that inflation did not have a material effect on the operations, financial position or cash flows of the Company during the six months ended November 30, 2005.

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

The Company provides an allowance for uncollectible receivables based on experience with customers, and individual review of any past due accounts. Although it is reasonably possible that management’s estimate could change in the near future, management is not aware of any events that would result in a change to its estimate that would be material to the Company’s financial position or its results of operations. At November 30, 2005, the Company had an allowance for doubtful accounts of $20,000.

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

The Company conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures that were in place at the end of the Company's second quarter of fiscal 2006. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were not effective as of the end of the Company's second quarter of fiscal 2006 and that material weaknesses exist in the internal control structure of the Company, due in particular to the lack of appropriate resources dedicated to external financial reporting. Management of the Company is and has taken steps to address the weaknesses. Management is adding additional staff to the external reporting function and reengineering the reporting process to increase its efficiency and accuracy.

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

GENERAL KINETICS INCORPORATED

Date: January 17, 2006	By:	/s/ Larry M. Heimendinger
Name: Larry M. Heimendinger, Chairman of the Board
Title: (Principal Executive Officer)

Date: January 17, 2006	By:	/s/ Franco DeBlasio
Name: Franco DeBlasio, Chief Financial Officer
Title: (Principal Accounting Officer and Principal Financial Officer)